Form 10-Q
period 1997-06-30
OCWEN ASSET INVESTMENT CORP
filed 1997-08-14
CIK 1033643

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 000-22389

                         OCWEN ASSET INVESTMENT CORP.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

           Virginia                                              65-0736120)
           --------                                              -----------
  (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                             Identification No.

                             The Forum, Suite 1000
        1675 Palm Beach Lakes Boulevard, West Palm Beach, Florida 33401
               (Address of principal executive offices) (Zip Code)

                                (561) 681-8000
                                --------------
               (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X .

    Number of shares of Common Stock, $.01 par value, outstanding at the close of business on August 13, 1997: 19,125,000.

                          OCWEN ASSET INVESTMENT CORP.
                                   FORM 10-Q

                                   I N D E X
--------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION                                              PAGE
                                                                           ----
Item 1. Interim Financial Statements (Unaudited).........................    3

        Consolidated Statement of Financial Condition
        at June 30, 1997.................................................    3

        Consolidated Statement of Operations for the period
        May 19, 1997 to June 30, 1997....................................    4

        Consolidated Statement of Changes in Stockholders' Equity
        for the period May 19, 1997 to June 30, 1997.....................    5

        Consolidated Statement of Cash Flows for the period
        May 19, 1997 to June 30, 1997....................................    6

        Notes to Consolidated Financial Statements.......................    7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................    9

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................   13

Signature................................................................   14

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                           OCWEN ASSET INVESTMENT CORP.
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                               June 30, 1997
                                (Unaudited)

Assets

Cash and amounts due from depository institutions...............  $    503,606

Interest bearing deposits.......................................    19,518,297

Repurchase agreements...........................................   200,000,000

Securities available for sale, at market value..................    58,545,498

Discount loan portfolio, net....................................     8,545,340

Principal and interest receivable...............................       962,299

Other assets....................................................       233,839
                                                                  ------------
                                                                  $288,308,879
                                                                  ------------
                                                                  ------------

Liabilities and Stockholders' Equity

Liabilities:
Accrued expenses, payables and other liabilities................  $    776,846
                                                                  ------------

Commitments and contingencies

Stockholders' Equity:

Preferred stock, $.01 par value; 25,000,000 shares authorized;
  0 shares issued and outstanding..............................            --

Common Stock, $.01 par value; 200,000,000 shares authorized;
  19,125,000 shares issued and outstanding at June 30, 1997....       191,250

Additional paid-in capital......................................   283,496,750

Retained earnings...............................................     2,060,224

Unrealized gain on securities available for sale................     1,783,809
                                                                  ------------
  Total stockholders' equity....................................   287,532,033
                                                                  ------------

                                                                  $288,308,879
                                                                  ------------
                                                                  ------------

                  The accompanying notes are an integral part of these consolidated financial statements

                         OCWEN ASSET INVESTMENT CORP.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                  for the period May 19, 1997 to June 30, 1997
                                  (Unaudited)


Interest income:

Repurchase agreements and interest bearing deposits...............  $ 1,397,128
Securities available for sale.....................................    1,005,184
Discount loans....................................................       80,495
                                                                    -----------
                                                                      2,482,807
                                                                    -----------
                                                                    -----------
Operating expenses:

Management fees...................................................      341,000
Loan expenses.....................................................       47,921
Other.............................................................       33,662
                                                                    -----------
                                                                        422,583
                                                                    -----------
                                                                    -----------

Net income........................................................  $ 2,060,224
                                                                    -----------
                                                                    -----------
Per share data:
  Net income......................................................  $       .11
                                                                    -----------
                                                                    -----------

Weighted average shares outstanding...............................   19,390,194
                                                                    -----------
                                                                    -----------

                  The accompanying notes are an integral part of these consolidated financial statements

                         OCWEN ASSET INVESTMENT CORP.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the period May 19, 1997 to June 30, 1997
                                    (Unaudited)

                                                                                              UNREALIZED
                                                                                               GAIN ON
                                           COMMON STOCK                                       SECURITIES
                                     ------------------------    ADDITIONAL      RETAINED     AVAILABLE
                                        SHARES       AMOUNT    PAID-IN-CAPITAL   EARNINGS      FOR SALE        TOTAL
                                     ------------  ----------  --------------  ------------  ------------  --------------
Issuance of common stock...........    19,125,000  $  191,250  $  283,496,750       --            --       $  283,688,000
Net income.........................       --           --            --           2,060,224       --            2,060,224
Change in unrealized gain on
  securities available for sale....       --           --            --             --          1,783,809       1,783,809
                                     ------------  ----------  --------------  ------------  ------------  --------------
Balance at June 30, 1997...........    19,125,000  $  191,250  $  283,496,750  $  2,060,244  $  1,783,809  $  287,532,033
                                     ------------  ----------  --------------  ------------  ------------  --------------
                                     ------------  ----------  --------------  ------------  ------------  --------------

                  The accompanying notes are an integral part of these consolidated financial statements

                         OCWEN ASSET INVESTMENT CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the period May 19, 1997 to June 30, 1997
                                  (Unaudited)

Cash flows from operating activities:
 Net income.................................................................  $ 2,060,224
  Adjustments to reconcile net income to net cash provided by operating activities:
   Premium amortization (discount accretion), net...........................       (6,002)
   Increase in interest receivable..........................................     (962,299)
   Increase in other assets.................................................     (233,839)
   Increase in accrued expenses, payables and other liabilities.............      776,846
                                                                             ------------
Net cash provided by operating activities...................................  $ 1,634,930
                                                                             ------------
Cash flows from investing activities:
 Purchase of securities available for sale..................................  (56,825,182)
 Maturities and principal payments received on securities available for
  sale......................................................................       69,495
 Purchase of discount loans.................................................   (8,552,255)
 Principal payments received from discount loans............................        6,915
                                                                             ------------
Net cash used by investing activities....................................... $(65,301,027)
                                                                             ------------
Cash flows from financing activities:
 Proceeds from issuance of common stock, net of offering costs..............  283,688,000
                                                                             ------------
Net cash provided by financing activities................................... $283,688,000
                                                                             ------------
Net increase in cash and cash equivalents................................... $220,021,903
Cash and cash equivalents at beginning of period............................      --
                                                                             ------------
Cash and cash equivalents at end of period.................................. $220,021,903
                                                                             ------------
                                                                             ------------
Reconciliation of cash and cash equivalents at end of period:
 Cash and amounts due from depository institutions.......................... $    503,606
 Interest bearing deposits..................................................   19,518,297
 Repurchase agreements......................................................  200,000,000
                                                                             ------------
                                                                             $220,021,903
                                                                             ------------
                                                                             ------------

                  The accompanying notes are an integral part of these consolidated financial statements

                          Ocwen Asset Investment Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
-------------------------------------------------------------------------------

NOTE 1 BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of Ocwen Asset Investment Corp. ("OAIC" or the "Company") and its subsidiaries. OAIC directly owns two qualified real estate investment trust ("REIT") subsidiaries, Ocwen General Partner, Inc. ("General Partner") and Ocwen Limited, Inc. ("Limited Partner"). General Partner and Limited Partner own 1% and 99%, respectively of Ocwen Partnership, L.P. ("Operating Partnership").

    In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the Company's financial condition at June 30, 1997, the results of its operations for the period May 19, 1997 to June 30, 1997, the changes in stockholders' equity for the period May 19, 1997 to June 30, 1997 and its cash flows for the period May 19, 1997 to June 30, 1997. Operating results for the period ended June 30, 1997 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ended December 31, 1997.

    In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

NOTE 2 ORGANIZATION AND RELATIONSHIPS

    OAIC was incorporated in the Commonwealth of Virginia on January 22, 1997. In May 1997, the Company was capitalized with the sale of 19,125,000 shares of common stock, par value $.01 per share, at a price of $16.00 per share (before underwriting and offering expenses).

    The Company has entered into a management agreement with Ocwen Capital Corporation ("OCC"), a wholly owned subsidiary of Ocwen Financial Corporation ("Ocwen"), under which OCC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. Ocwen currently owns 1,875,000 shares, or 9.8%, of the Company's outstanding common stock and has options to purchase an additional 1,912,500 shares in the aggregate (25% of which vest each year over the next four years) at an exercise price of $16.00 per share. For its services, OCC receives a base management fee of 1% per annum of average invested assets, as defined in the related agreement, payable quarterly. In addition, OCC receives incentive compensation in an amount equal to 25% of the dollar amount by which Funds From Operations ("FFO"), as adjusted, exceeds certain defined levels.

                          Ocwen Asset Investment Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
-------------------------------------------------------------------------------

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Securities Available for Sale

    Certain U.S. Treasury securities, mortgage-backed securities and mortgage-related securities are designated as assets available for sale because the Company does not intend to hold them to maturity. Securities available for sale are carried at market value with the net unrealized gains or losses reported as a separate component of stockholders' equity. Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to earnings. At disposition the realized net gain or loss is included in earnings on a specific identification basis. The amortization of premiums and accretion of discounts are computed using the interest method after considering actual and estimated prepayment rates, if applicable. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between prepayments originally anticipated and amounts actually received plus anticipated future prepayments.

Discount Loan Portfolio

    Certain mortgage loans, for which the borrower is not current as to principal and interest payments or which there is a reason to believe the borrower will be unable to continue to make its scheduled principal and interest payments, are acquired at a discount. The acquisition cost for a pool of loans is allocated to each individual loan within the pool based upon the Company's pricing methodology. Interest income is accrued as it is earned. Loans are placed on non-accrual status after being delinquent greater than 89 days, or earlier if the borrower is deemed by management to be unable to continue performance. When a loan is placed on non-accrual status, interest accrued but not received is reversed. While a loan is on non-accrual status, interest is recognized only as cash is received. Loans are returned to accrual status only when the loan is reinstated and ultimate collectibility of future interest is no longer in doubt. Gains on the repayment and discharging of loans are reported as interest income.

Income Taxes

     The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying consolidated financial statements.

Consolidated Statement of Cash Flows

    For purposes of reporting cash flows, cash and cash equivalents include non-interest bearing deposits, interest bearing deposits and all highly liquid debt instruments purchased with an original maturity date of three months or less.

Earnings Per Share

    Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the year. The computation of the weighted average number of shares outstanding includes the impact of the exercise of the outstanding options to purchase common stock and assumes that the proceeds from such issuance are used to repurchase common shares at the average market price of the Company's common stock for the period.

NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," were issued. SFAS 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards previously found in Accounting Principles Board Opinion No. 15. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods and early adoption is not permitted. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company does not anticipate a material impact on its earnings per share calculation as a result of implementing these statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

GENERAL

    The Company is a newly formed REIT specializing in opportunistic real estate investments. To date the Company has invested $67.0 million of the $283.7 million of net proceeds received from the sale of 19,125,000 shares of its common stock in May 1997. Of such $67.0 million, $58.5 million was invested in mortgage-related securities and $8.5 million was invested in commercial discount loans. The Company is currently performing due diligence on a variety of assets including subordinate securities, mezzanine loans and office, retail and multifamily properties in San Francisco, Florida, Massachusetts and New York.

    The following discussion of the Company's consolidated financial condition, results from operations, and capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 hereof.

FUNDS FROM OPERATIONS

    Most industry analysts, including the Company, consider FFO an appropriate supplementary measure of operating performance of a REIT. In general, FFO adjusts net income for non-cash charges such as depreciation, certain amortization expenses and most non-recurring gains and losses. However, FFO does not represent cash provided by operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of the results of the Company's performance or to cash flows as a measure of liquidity.

    In 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. The Company computes FFO in accordance with the definition recommended by NAREIT.

    For the period May 19, 1997 to June 30, 1997, the Company's FFO was the same as its reported net income of $2,060,224, or $0.11 per share.

RESULTS OF OPERATIONS

    The Company began operations on May 19, 1997. Net income for the period May 19, 1997 to June 30, 1997 amounted to $2.1 million or $0.11 per share.

    The following tables sets forth information regarding the total amount of income from interest-earning assets and the resultant average yields. Information is based on daily average balances during the reported period.


                                           AVERAGE      INTEREST      ANNUALIZED
                                           BALANCE       INCOME      AVERAGE YIELD
                                       --------------  ------------  -------------
Repurchase agreements and
  interest-bearing deposits..........    $104,238,667  $  1,397,128       5.36%
Securities available for sale........      24,545,667     1,005,184      16.38
Discount loan portfolio..............       2,606,300        80,495       6.18
                                       --------------  ------------  -------------
Total................................    $131,390,634  $  2,482,807       7.56%
                                       --------------  ------------  -------------
                                       --------------  ------------  -------------

    Management fees of $341,000 were comprised solely of the 1% (per annum) base management fee paid to OCC for the period (as provided pursuant to the management agreement between OCC and the Company), as OCC earned no incentive fee for such period. In addition to the management fee, the Company incurred

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

loan acquisition expenses of $47,921 which were paid by OCC on behalf of the Company and for which OCC was reimbursed by the Company subsequent to June 30, 1997.

CHANGES IN FINANCIAL CONDITION

    General. From May 19, 1997 to June 30,1997 total assets increased by $288.3 million. This increase was primarily due to a $220.0 million increase in cash and cash equivalents, a $58.5 million increase in securities available for sale and an $8.5 million increase in discount loans. Total liabilities increased by $776,846 during the period.

    Cash and Cash Equivalents. At June 30, 1997 total cash and cash equivalents of $220,021,903 were comprised of $503,606 of non-interest bearing deposits in an account at Ocwen Federal Bank FSB (the "Bank"), a wholly owned subsidiary of Ocwen, $19,518,297 of interest bearing deposits (of which $16,346,318 was on deposit in an account at the Bank) and $200,000,000 of repurchase agreements.

    The Company enters into repurchase agreements which are carried at the amounts at which the securities will be subsequently resold plus accrued interest, as specified in the respective agreements. The securities purchase are held in custody for the benefit of the Company by the counterparties. All of the transactions are in United States agency or investment grade securities. The Company exposure to credit risks associated with the non-performance of counterparties in fulfilling their contractual obligations can be directly impacted by market fluctuations, which may impair the counterparties' ability to satisfy their obligations. The Company monitors the market value of the underlying securities relative to the amounts due under the agreements, and when necessary, requires prompt additional collateral or reduction in loan balance to ensure that the market value remains sufficient to protect itself in the event of default by the counterparty.

    The Company earned interest income of $1,397,128 during the reported period from its investments in interest bearing deposits and repurchase agreements, respectively.

    Securities Available for Sale. At June 30, 1997, an aggregate of $1.8 million of net unrealized gains related to the securities available for sale were included in stockholders' equity. The Company's securities available for sale were comprised of the following at June 30, 1997.



Mortgage-related securities:
 Single-family residential:
  FHLMC interest only...................................    $   2,234,086
  FNMA interest only....................................        8,246,845
  Subordinates..........................................        9,437,968
                                                            -------------
                                                               19,918,899
                                                            -------------
 Multi-family residential and commercial:
  AAA-rated interest only...............................        1,507,471
  Subordinates..........................................       37,119,128
                                                            -------------
                                                               38,626,599
                                                            -------------
    Total...............................................    $  58,545,498
                                                            -------------
                                                            -------------

    The increase in securities available for sale of $58.5 million during the period ended June 30, 1997 is primarily due to purchases of $56.8 million, including nine securities purchased for $45.2 million from Ocwen and its affiliates, which resulted in $1,005,184 of interest income for the reported period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

    Discount Loan Portfolio. The following table sets forth the composition of the Company's discount loan portfolio by type of loan at June 30, 1997.

  Commercial real estate loans:
   Office....................................  $9,218,025
   Retail....................................   1,265,711
                                               ----------
    Total unpaid principal balance...........  10,483,736
  Unaccreted discount........................  (1,938,396)
                                               ----------
    Discount loans, net......................  $8,545,340
                                               ----------
                                               ----------

    The increase in discount loans of $8.5 million during the period ended June 30, 1997 is due to the acquisition of a 13.83% PARI PASSU interest in nine sub-performing commercial loans with an aggregate unpaid principal balance of $75,854,313 and resulted in $80,495 of interest income for the reported period. The loans are collateralized by three office buildings located in New York, New York and one shopping center in Yorktown, New York. The loans are serviced by the Bank, who was also OAIC's partner in the acquisition of the loans.

    The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at June 30, 1997.

   Past due less than 31 days...................  $3,608,499
   Past due 31 days to 89 days..................   5,609,526
   Past due 90 days or more.....................   1,265,711
                                                  ----------
                                                 $10,483,736
                                                  ----------
                                                  ----------

    Allowances for Losses. The Company maintains an allowance for loan losses at a level which management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. At June 30, 1997, no allowance for loan losses had been provided.

    Accrued Expenses, Payables and Other Liabilities. At June 30, 1997, accrued expenses, payables and other liabilities of $776,846 were primarily comprised of $341,000 of unpaid management fees earned by OCC during the reported period and unpaid costs incurred in connection with the organization and capitalization of the Company.

    Stockholders' Equity. Stockholders' equity increased by $287.5 million from May 19, 1997 to June 30, 1997. The increase in stockholders' equity during this period was attributable to net income of $2.1 million, an increase of $1.8 million in the unrealized gain on securities available for sale and an increase in common stock and additional paid-in capital of $283.7 million from the issuance of 19,125,000 shares of common stock in May 1997. See the Consolidated Statement of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements included in Item 1 hereof.

CAPITAL RESOURCES AND LIQUIDITY

    Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities and for other general business purposes. The primary sources of funds for liquidity consist of reverse repurchase agreements and maturities and principal payments on loans and securities and proceeds from sales thereof.

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations
--------------------------------------------------------------------------------

    The Company's operating activities provided cash flows of $1.6 million during the period ended June 30, 1997. During the foregoing period cash resources were provided primarily by net income.

    The Company's investing activities used cash flows totaling $65.3 million during the period ended June 30, 1997. During the foregoing period, cash flows from investing activities were used primarily to purchase securities available for sale and discount loans.

    The Company's financing activities provided $283.7 million during the period ended June 30, 1997 and consisted entirely of net proceeds from the issuance of 19,125,000 shares of common stock.

    As discussed above, the Company is engaged in due diligence with respect to a variety of investments. In addition, the Company is engaged in discussions with respect to obtaining various third-party borrowings. To the extent that either of these two activities come to fruition, the Company's liquidity and capital resources could be materially affected.

Forward-Looking Statements

    Certain statements contained herein are not, and certain statements contained in future filings by the Company with the SEC, in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                           PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits.

           10.1 Form of Management Agreement (incorporated herein by reference to the Exhibits to Amendment No. 1 to Registrant's Registration Statement No. 333-21965 on Form S-11 filed
                March 31, 1997).

           10.2 Form of Registration Rights Agreement (incorporated herein by reference to the Exhibits to Amendment No. 1 to Registrant's Registration Statement No. 333-21965 on Form S-11 filed
                March 31, 1997).

           10.3 Limited Partnership Agreement of Ocwen Partnership, L.P. (incorporated herein by reference to the Exhibits to Amendment No. 2 to Registrant's Registration Statement No. 333-21965 on Form S-11 filed April 15, 1997).

           10.4 Form of Stock Option Plan (incorporated herein by reference to the Exhibits to Amendment No. 2 to Registrant's Registration Statement No. 333-21965 on Form S-11 filed April 15, 1997).

           27 Financial Data Schedule

       (b) Reports on Form 8-K

           A Form 8-K was filed by the Company on July 29, 1997 which contained a news release announcing the Company's financial results for the reported period of May 19, 1997 to June 30, 1997.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Ocwen Asset Investment Corp.


                       By: /s/ Mark S. Zeidman
                           --------------------------------
                           Mark S. Zeidman
                           Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)




Date: August 14, 1997