Form 10-Q
period 1997-09-30
OCWEN ASSET INVESTMENT CORP
filed 1997-11-14
CIK 1033643

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 000-22389

                             Ocwen Asset Investment Corp.
                (Exact name of registrant as specified in its charter)


Virginia                                                         65-0736120
--------                                                         -----------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                                  The Forum, Suite 1000
        1675 Palm Beach Lakes Boulevard, West Palm Beach, Florida 33401
                (Address of principal executive offices) (Zip Code)


                                      (561) 681-8000
                (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes_X_    No__.

    Number of shares of Common Stock, $.01 par value, outstanding at the close of business on November 13, 1997: 19,125,000

                          OCWEN ASSET INVESTMENT CORP.
                                   FORM 10-Q

                                   I N D E X
------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION

                                                                         PAGE

Item 1. Interim Financial Statements (Unaudited).......................    3

        Consolidated Statement of Financial Condition
        at September 30, 1997..........................................    3

        Consolidated Statement of Operations for the three months
        ended September 30, 1997 and for the period
        May 19, 1997 to September 30, 1997.............................    4

        Consolidated Statement of Changes in Stockholders' Equity for
        the period May 19, 1997 to September 30, 1997..................    5

        Consolidated Statement of Cash Flows for the period
        May 19, 1997 to September 30, 1997.............................    6

        Notes to Consolidated Financial Statements.....................    7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................   10

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...............................   16

Signature..............................................................   17

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                           OCWEN ASSET INVESTMENT CORP.
                   CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                              September 30, 1997


Assets
Cash and amounts due from depository institutions................  $    10,850
Interest bearing deposits........................................    8,461,777
Repurchase agreements............................................  130,000,000
Securities available for sale, at market value...................   89,520,700
Loan portfolio, net..............................................    3,773,321
Discount loan portfolio, net.....................................   25,184,291
Investment in real estate, net...................................   26,263,717
Deposits on pending asset acquisitions...........................    6,184,300
Principal and interest receivable................................    1,897,189
Other assets.....................................................      535,106
                                                                   -----------
                                                                  $291,831,251
                                                                   -----------
                                                                   -----------

Liabilities and Stockholders' Equity

Liabilities:
Dividends payable................................................  $ 4,590,000
Accrued expenses, payables and other liabilities.................    2,039,437
                                                                   -----------
                                                                     6,629,437
                                                                   -----------

Stockholders' Equity:
Preferred stock, $.01 par value; 25,000,000 shares
  authorized; 0 shares issued and outstanding....................      --
Common Stock, $.01 par value; 200,000,000 shares authorized;
  19,125,000 shares issued and outstanding.......................      191,250
Additional paid-in capital.......................................  283,496,750
Distributions in excess of earnings..............................      (92,006)
Unrealized gain on securities available for sale.................    1,605,820
                                                                   -----------
Total stockholders' equity.......................................  285,201,814
                                                                   -----------
                                                                  $291,831,251
                                                                   -----------
                                                                   -----------

    The accompanying notes are an integral part of these consolidated financial statements

                           OCWEN ASSET INVESTMENT CORP.
                   CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                    (Unaudited)

                                                                   FOR THE
                                                     FOR THE        PERIOD
                                                  THREE MONTHS   MAY 19, 1997
                                                      ENDED           TO
                                                  SEPTEMBER 30,  SEPTEMBER 30,
                                                      1997           1997
                                                  -------------  -------------

Interest income:
Repurchase agreements and
  interest bearing deposits....................   $ 2,753,729    $ 4,150,857
Securities available for sale..................     2,492,172      3,497,356
Loans..........................................         5,565          5,565
Discount loans.................................       260,471        340,966
                                                -------------  -------------
                                                    5,511,937      7,994,744
                                                -------------  -------------
Operating income:
Real estate investments, net...................        57,243         57,243
Other..........................................         9,795          9,795
                                                -------------  -------------
                                                       67,038         67,038
                                                -------------  -------------
Operating expenses:
Management fees................................       719,914      1,060,914
Due diligence expenses.........................       237,891        285,812
Other..........................................       270,898        304,562
                                                -------------  -------------
                                                    1,228,703      1,651,288
                                                -------------  -------------
Net income.....................................   $ 4,350,272    $ 6,410,494
                                                -------------  -------------
                                                -------------  -------------
Per share data:
Net income.....................................   $      0.22    $      0.33
                                                -------------  -------------
                                                -------------  -------------

Weighted average shares outstanding............    19,715,415     19,620,023
                                                -------------  -------------
                                                -------------  -------------

    The accompanying notes are an integral part of these consolidated financial statements

                            OCWEN ASSET INVESTMENT CORP.
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the period May 19, 1997 to September 30, 1997
                                    (Unaudited)

                                                                                              UNREALIZED
                                                                                               GAIN ON
                                           COMMON STOCK                        DISTRIBUTIONS  SECURITIES
                                     ------------------------    ADDITIONAL     IN EXCESS     AVAILABLE
                                        SHARES       AMOUNT    PAID-IN-CAPITAL OF EARNINGS     FOR SALE        TOTAL
                                     ------------  ----------  --------------  ------------  ------------  --------------
Issuance of common stock...........    19,125,000  $  191,250  $  283,496,750   $   --         $  --       $  283,688,000
Net income.........................       --           --            --          6,410,494        --            6,410,494
Dividends..........................       --           --            --         (6,502,500)       --           (6,502,500)
Change in unrealized gain on
  securities available for sale....       --           --            --             --          1,605,820       1,605,820
                                     ------------  ----------  --------------  ------------  ------------  --------------
Balance at September 30, 1997......    19,125,000  $  191,250  $  283,496,750   $  (92,006)  $  1,605,820  $  285,201,814
                                     ------------  ----------  --------------  ------------  ------------  --------------
                                     ------------  ----------  --------------  ------------  ------------  --------------

    The accompanying notes are an integral part of these consolidated financial statements

                               OCWEN ASSET INVESTMENT CORP.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the period May 19, 1997 to September 30, 1997

Cash flows from operating activities:
  Net income...................................................................  $ 6,410,494
    Adjustments to reconcile net income to net cash provided by operating activities:
      Premium amortization (discount accretion), net...........................    1,422,847
      Depreciation.............................................................       21,386
      Increase in interest receivable..........................................   (1,897,189)
      Increase in other assets.................................................     (535,106)
      Increase in accrued expenses, payables and other liabilities.............    2,039,437
                                                                                 -----------
Net cash provided by operating activities......................................    7,461,869
                                                                                 -----------
Cash flows from investing activities:
  Purchase of securities available for sale....................................  (92,295,129)
  Maturities and principal payments received on securities available for sale..    2,957,402
  Purchase of loans............................................................   (3,773,321)
  Purchase of discount loans...................................................  (25,191,206)
  Principal payments received from discount loans..............................        6,915
  Investment in real estate....................................................  (26,285,103)
  Deposits on pending asset acquisitions.......................................   (6,184,300)
                                                                                 -----------
Net cash used by investing activities.......................................... (150,764,742)
                                                                                 -----------
Cash flows from financing activities:
  Dividend payments on common stock............................................   (1,912,500)
  Proceeds from issuance of common stock, net of offering costs................  283,688,000
                                                                                 -----------
Net cash provided by financing activities......................................  281,775,500
                                                                                 -----------
Net increase in cash and cash equivalents......................................  138,472,627
Cash and cash equivalents at beginning of period...............................      --
                                                                                 -----------
Cash and cash equivalents at end of period..................................... $138,472,627
                                                                                 -----------
                                                                                 -----------
Reconciliation of cash and cash equivalents at end of period:
  Cash and amounts due from depository institutions............................       10,850
  Interest bearing deposits....................................................    8,461,777
  Repurchase agreements........................................................  130,000,000
                                                                                 -----------
                                                                                $138,472,627
                                                                                 -----------
                                                                                 -----------
Supplemental schedule of non-cash financing activities:
  Common stock dividends declared but not paid.................................  $ 4,590,000
                                                                                 -----------
                                                                                 -----------

    The accompanying notes are an integral part of these consolidated financial statements

                                OCWEN ASSET INVESTMENT CORP.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     SEPTEMBER 30, 1997

NOTE 1 BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of Ocwen Asset Investment Corp. ("OAIC" or the "Company") and its subsidiaries. OAIC directly owns two qualified real estate investment trust ("REIT") subsidiaries, Ocwen General Partner, Inc. ("General Partner") and Ocwen Limited, Inc. ("Limited Partner"), among others. General Partner and Limited Partner own 1% and 99%, respectively of Ocwen Partnership, L.P. ("Operating Partnership").

    In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the Company's financial condition at September 30, 1997, the results of its operations for the three months ended September 30, 1997 and for the period May 19, 1997 to September 30, 1997, the changes in stockholders' equity for the period May 19, 1997 to September 30, 1997 and its cash flows for the period May 19, 1997 to September 30, 1997. Operating results for the periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ended December 31, 1997.

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

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SECURITIES AVAILABLE FOR SALE

    Certain U.S. Treasury securities, mortgage-backed securities and mortgage-related securities are designated as assets available for sale because the Company does not intend to hold them to maturity. Securities available for sale are carried at market value with the net unrealized gains or losses reported as a separate component of stockholders' equity. Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to earnings. At disposition the realized net gain or loss is included in earnings on a specific identification basis. The amortization of premiums and accretion of discounts are computed using the interest method after considering actual and estimated prepayment rates,

                               OCWEN ASSET INVESTMENT CORP.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     SEPTEMBER 30, 1997


NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

if applicable. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between prepayments originally anticipated and amounts actually received plus anticipated for future prepayments.

DISCOUNT LOAN PORTFOLIO

    Certain mortgage loans, for which the borrower is not current as to principal and interest payments or for which there is a reason to believe the borrower will be unable to continue to make its scheduled principal and interest payments, are acquired at a discount. The acquisition cost for a pool of loans is allocated to each individual loan within the pool based upon the Company's pricing methodology. Interest income is accrued as it is earned. Loans are placed on non-accrual status after being delinquent greater than 89 days, or earlier if the borrower is deemed by management to be unable to continue performance. When a loan is placed on non-accrual status, interest accrued but not received is reversed. While a loan is on non-accrual status, interest is recognized only as cash is received. Loans are returned to accrual status only when the loan is reinstated and ultimate collectibility of future interest is no longer in doubt. For multi-family and commercial real estate loans which are current and which the Company believes will remain current, the remaining unamortized discount is accreted to income as a yield adjustment using the interest method over the contractual maturity of the loan. Gains on the repayment and discharging of loans are reported as interest income.

NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, Statement of Financial Accounting Standards ("SFAS') No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," were issued. SFAS 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards previously found in Accounting Principles Board Opinion No. 15. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods and early adoption is not permitted. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company does not anticipate a material impact on its earnings per share calculation as a result of implementing these statements.

NOTE 5 INVESTMENT IN REAL ESTATE

    Investment in real estate is comprised of the following at September 30, 1997.


Office Buildings:
  Land............................................................  $4,600,000
  Building and improvements.......................................  21,685,103
  Less: Accumulated depreciation..................................     (21,386)
                                                                    ----------
                                                                   $26,263,717
                                                                    ----------
                                                                    ----------

    Investment in real estate is recorded at cost less accumulated depreciation (which is less than the net realizable value of the property). The Company reviews its investment in real estate for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Depreciation is computed on a straight line basis over the estimated useful lives of the assets as follows:


Buildings and improvements..........................................  39 years
Tenant improvements.................................................  Lesser of
                                                                      lease term
                                                                  or useful life
Furniture, fixtures and equipment...................................   7 years

                               OCWEN ASSET INVESTMENT CORP.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     SEPTEMBER 30, 1997


NOTE 5 INVESTMENT IN REAL ESTATE (CONTINUED)

    Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Rental revenue is reported on the straight-line basis over the terms of the respective leases.

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

CONSOLIDATED STATEMENT OF CASH FLOWS

    For purposes of reporting cash flows, cash and cash equivalents include non-interest bearing deposits, interest bearing deposits and all highly liquid investments purchased with an original maturity date of three months or less.

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

NOTE 6 SUBSEQUENT EVENTS

    On October 3, 1997, the Company closed a $7,650,000 loan for the acquisition and renovation of the Doubletree Hotel in Lowell, Massachusetts, of which $4,450,665 was funded at closing.

    On October 30, 1997, the Company closed a $3,455,000 loan for the acquisition and renovation of warehouse space into condominium loft units and one commercial condominium unit in New York, New York, of which $1,285,415 has been funded.

    On November 10, 1997, the Company purchased a 289,686 square foot retail power center in Brandenton, Florida for $19,050,000. The center is currently 97% occupied.

NOTE 7 COMMITMENTS

    Excluding the assets which were subsequently acquired as discussed in
Note 6 above, the Company has entered into contracts to acquire $13,850,000 of real estate, subject to due diligence. In addition, the Company has outstanding two loan commitments to fund $22,204,000, and a commitment to purchase two subordinate investments for approximately $59,000,000, all of which are subject to closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------


GENERAL

    The Company is a newly formed REIT specializing in opportunistic real estate investments. To date the Company has invested $144,742,029 or 51% of the $283,688,000 of net proceeds received from the sale of 19,125,000 shares of its common stock in May 1997. Of such amount $89,520,700 was invested in mortgage-related securities, $26,263,717 was invested in real estate, $25,184,291 was invested in commercial discount loans and $3,773,321 was invested in single-family loans. The Company is currently performing due diligence on a variety of assets including subordinate securities, mezzanine loans and office, retail, hotel and multifamily properties in San Francisco, Florida, Massachusetts and New York, among others.

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

    For the quarter ended September 30, 1997 the Company's FFO was $4,371,658, or $0.22 per common share. For the period May 19, 1997 to September 30, 1997, the Company's FFO was $6,431,882, or $0.33 per common share. The following table provides the calculation of the Company's FFO:

                                                                              FOR THE THREE       FOR THE PERIOD
                                                                               MONTHS ENDED      MAY 19, 1997 TO
                                                                            SEPTEMBER 30, 1997  SEPTEMBER 30, 1997
                                                                            ------------------  ------------------
Net income................................................................    $    4,350,272      $    6,410,494
Add: Real estate related depreciation.....................................            21,386              21,386
                                                                            ------------------  ------------------
FFO.......................................................................    $    4,371,658      $    6,431,880
                                                                            ------------------  ------------------
                                                                            ------------------  ------------------

RESULTS OF OPERATIONS

    The Company began operations on May 19, 1997. Net income for the quarter ended September 30, 1997 was $4,350,272, or $0.22 per share. Net income for the period May 19, 1997 to September 30, 1997 amounted to $6,410,494 or $0.33 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------

    INTEREST INCOME. The following tables sets forth information regarding the total amount of income from interest-earning assets and the resultant average yields. Information is based on daily average balances during the reported period.

                                                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                                            1997
                                                                         -------------------------------------------
                                                                            AVERAGE        INTEREST     ANNUALIZED
                                                                            BALANCE         INCOME         YIELD
                                                                         --------------  ------------  -------------

Repurchase agreements and interest- bearing deposits...................  $  193,385,018  $  2,753,729       5.70%
Securities available for sale..........................................      65,699,443     2,492,172      15.17
Loan portfolio.........................................................         293,481         5,565       7.58
Discount loan portfolio................................................      11,479,691       260,471       9.08
                                                                         --------------  ------------
Total..................................................................  $  270,857,633  $  5,511,937       8.14%
                                                                         --------------  ------------
                                                                         --------------  ------------

                                                                          FOR THE PERIOD MAY 19, 1997 TO SEPTEMBER
                                                                                          30, 1997
                                                                         -------------------------------------------
                                                                            AVERAGE        INTEREST     ANNUALIZED
                                                                            BALANCE         INCOME         YIELD
                                                                         --------------  ------------  -------------
Repurchase agreements and interest-bearing deposits....................  $  203,526,600  $  4,150,857         5.58%
Securities available for sale..........................................      61,524,800     3,497,356        15.55
Loan portfolio.........................................................         200,700         5,565         7.58
Discount loan portfolio................................................       9,632,500       340,966         9.68
                                                                         --------------  ------------
Total..................................................................  $  274,884,600  $  7,994,744         7.96%
                                                                         --------------  ------------
                                                                         --------------  ------------

    OPERATING EXPENSES. Management fees of $719,914 and $1,060,914 for the three months ended September 30, 1997 and the period May 19, 1997 to September 30, 1997, respectively, were comprised solely of the 1% (per annum) base management fee paid to OCC for the period (as provided pursuant to the management agreement between OCC and the Company), as OCC earned no incentive fee for such period. In addition to the management fee, the Company incurred asset acquisition expenses of $237,891 during the quarter ended September 30, 1997 which were paid by OCC on behalf of the Company and for which OCC was reimbursed by the Company subsequent to September 30, 1997. Other expenses are comprised of auditing fees, insurance premiums and other sundry expenses.

CHANGES IN FINANCIAL CONDITION

    GENERAL. From May 19, 1997 to September 30,1997 total assets increased to $291,831,251. This increase was primarily due to $138,472,627 of cash and cash equivalents, $89,520,700 of securities available for sale, $26,263,717 of investments in real estate and $25,184,291 of discount loans. Total liabilities increased to $6,629,437 during the period, primarily as a result of declared but unpaid dividends of $4,590,000, unpaid management fees due OCC of $741,096 and $471,595 of unpaid costs incurred in connection with the organization and capitalization of the Company.

    CASH AND CASH EQUIVALENTS. At September 30, 1997 total cash and cash equivalents of $138,472,627 were comprised of $10,850 of non-interest bearing deposits on deposit in an account at Ocwen Federal Bank FSB (the "Bank"), a wholly owned subsidiary of Ocwen, $8,461,777 of interest bearing deposits (of which $19,671 was on deposit in an account at the Bank) and $130,000,000 of repurchase agreements.

    The Company enters into repurchase agreements which are carried at the amounts at which the securities will be subsequently resold plus accrued interest, as specified in the respective agreements. The securities purchased are held in custody for the benefit of the Company. All of the transactions are in United States agency or investment grade securities. The Company's exposure to credit risks associated with the non-performance of counterparties in fulfilling their contractual obligations can be directly impacted by market fluctuations, which may impair the counterparties' ability to satisfy their obligations. The Company monitors the market value of the underlying securities relative to the amounts due under the agreements, and when necessary, requires prompt additional collateral or reduction in loan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------



balance to ensure that the market value remains sufficient to protect itself in the event of default by the counterparty.

    The Company earned interest income of $2,753,729 and $4,150,857 during the three months ended September 30, 1997 and the period May 19, 1997 to September 30, 1997, respectively, from its investment in interest bearing deposits and repurchase agreements. Of such income, $2,634,701 and $3,792,972 was earned from investments in repurchase agreements during the three months ended September 30, 1997 and the period May 19, 1997 to September 30, 1997, respectively. Given the Company's intention to invest cash and cash equivalents of the Company in other types of assets, operating results for the periods presented are unlikely to be indicative of the results that may be expected for future periods.

    SECURITIES AVAILABLE FOR SALE. At September 30, 1997, an aggregate of $1,605,820 of net unrealized gains related to the securities available for sale were included in stockholders' equity. The Company's securities available for sale were comprised of the following at September 30, 1997.

Mortgage-related securities:
  Single-family residential:
   FHLMC interest only........................................................  $17,350,628
   FNMA interest only.........................................................   25,126,676
   AAA-rated interest only....................................................    1,223,009
   Subordinates...............................................................    9,383,639
                                                                                -----------
                                                                                 53,083,952
                                                                                -----------
Multi-family residential and commercial:
  AAA-rated interest only.....................................................    1,426,425
  Subordinates................................................................   35,010,323
                                                                                -----------
                                                                                 36,436,748
                                                                                -----------
    Total.....................................................................  $89,520,700
                                                                                -----------
                                                                                -----------

    The increase in securities available for sale of $89,520,700 during the period May 19, 1997 to September 30, 1997 is due to purchases of $92,295,129 and unrealized gains of $1,605,820, offset in part by $2,957,402 of principal payments and maturities and $1,422,847 of net premium amortization. Year to date purchases include nine securities purchased for $45,228,640 from Ocwen and its affiliates.

    LOAN PORTFOLIO. During September, 1997 the Company acquired fifteen single-family loans with an unpaid principal balance of $3,773,321 with the intent of accumulating such loans and executing a securitization, to effectively retain a subordinate interest. At September 30, 1997 fourteen loans were current and one loan (unpaid principal balance of $78,323) was sixty days delinquent.

    DISCOUNT LOAN PORTFOLIO. The following table sets forth the composition of the Company's discount loan portfolio by type of loan at September 30, 1997.

Commercial real estate loans:
  Office........................................................................  $9,215,720
  Retail........................................................................  28,948,038
                                                                                  ----------
    Total unpaid principal balance..............................................  38,163,758
Unaccreted discount............................................................. (12,979,467)
                                                                                  ----------
    Discount loans, net......................................................... $25,184,291
                                                                                  ----------
                                                                                  ----------

    The increase in discount loans of $25,184,291 during the period ended September 30, 1997 is the result of two acquisitions. During June 1997 the Company acquired a 13.83% PARI PASSU interest in nine sub-performing commercial loans with an aggregate unpaid principal balance of $10,490,652. The loans are collateralized by three office buildings located in New York, New York and one shopping center in Yorktown, New York. The loans are serviced by the Bank, who was also OAIC's partner in the acquisition

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------



of the loans. During September 1997 the Company acquired four Canadian commercial loans with an unpaid principal balance of $27,682,327 ($38,259,945 Canadian). The loans are collateralized by a 395,000 square foot shopping center located in Halifax, Nova Scotia, Canada. These loans are also serviced by the Bank.

    The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at September 30, 1997.

Past due less than 31 days.....................................................  $ 9,215,720
Past due 31 days to 89 days....................................................      --
Past due 90 days or more.......................................................   28,948,038
                                                                                 -----------
                                                                                 $38,163,758
                                                                                 -----------
                                                                                 -----------


    ALLOWANCES FOR LOAN LOSSES. The Company maintains an allowance for loan losses at a level which management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. At September 30, 1997, no allowance for loan losses had been provided.

    INVESTMENT IN REAL ESTATE. During the three months ended September 30, 1997, the Company acquired the properties listed below.

                                                                  ACQUISITION
DATE ACQUIRED    PROPERTY           LOCATION         SQUARE FEET     COST
-------------  ----------------  ------------------  ----------- -------------
    09/23/97   450 Sansome St.   San Francisco, CA    123,000    $ 17,205,361
    09/03/97   10 U.N. Plaza     San Francisco, CA     68,560       9,079,742
                                                                 ------------
                                                                 $ 26,285,103
                                                                 ------------
                                                                 ------------

    For additional information regarding investments in real estate see
Note 5 to the Interim Consolidated Financial Statements included in
Item 1 hereof.

    The Company's strategy is to renovate and reposition the facilities and target full floor tenants with five to ten year lease terms. The Company estimates that over the next twelve months approximately $4,400,000 in capital improvements, tenant improvements and leasing commissions will be spent to renovate and reposition the above properties. It is anticipated that repositioning will result in rents that are considerably greater than the current rents being achieved at the sites.

    ACCRUED EXPENSES, PAYABLES AND OTHER LIABILITIES. At September 30, 1997, accrued expenses, payables and other liabilities of $2,039,437 were primarily comprised of $741,096 of unpaid management fees earned by OCC during the reported period, unpaid costs of $471,595 incurred in connection with the organization and capitalization of the Company (of which $226,312 was paid by the Bank on behalf of the Company), $206,914 of due diligence expenses paid by OCC on behalf of the Company and $162,206 of rent security deposits.

    STOCKHOLDERS' EQUITY. Stockholders' equity increased to $285,201,814 from May 19, 1997 to September 30, 1997. The increase in stockholders' equity during this period was attributable to net income of $6,410,494, unrealized gains on securities available for sale of $1,605,820 and net proceeds of $283,688,000 from the issuance of 19,125,000 shares of common stock in May 1997, offset by $6,502,500 of dividends on common stock. See the Consolidated Statement of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements included in Item 1 hereof.

CAPITAL RESOURCES AND LIQUIDITY

    Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities and for other general business purposes. The primary sources of funds for liquidity consist of reverse repurchase agreements and other secured borrowings and maturities and principal payments on loans and securities and proceeds from sales thereof.

    The Company's operating activities provided cash flows of $7,461,869 during the period May 19, 1997 to September 30, 1997. During the foregoing period cash resources from operating activities were provided primarily by net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------



    The Company's investing activities used cash flows totaling $150,764,742 during the period May 19, 1997 to September 30, 1997. During the foregoing period, cash flows from investing activities were used primarily to purchase securities available for sale, discount loans and investments in real estate.

    The Company's financing activities provided $281,775,500 during the period May 19, 1997 to September 30, 1997 and consisted of $283,688,000 net proceeds from the issuance of common stock, net of $1,912,500 of dividends paid in July 1997.

    As discussed above, the Company has outstanding commitments of $95,854,000, subject to various closing conditions, and is engaged in due diligence with respect to a variety of investments. The Company currently plans to have 100% of its initial publicly offering net proceeds invested by end of year 1997 and to be fully leveraged by end of year 1998. In addition, the Company is engaged in discussions with respect to obtaining various third-party borrowings. As a result, the Company's liquidity and capital resources could be materially affected.

MARKET CONDITIONS

    Over the past several months, the competitive conditions of some of the markets in which the Company operates have changed due to the significant amount of capital made available in the marketplace. This competition is particularly notable in the subordinated commercial mortgage-backed securities (CMBS) market for new issuances. New issuances have reduced subordination levels with spreads declining by approximately 200 basis points in the BB and B tranches. The Company believes that investment in a new issue CMBS at this time does not meet its return objectives; therefore, the Company is focusing on seasoned or special situation subordinates which meet its return objectives and take advantage of Ocwen's special servicing capabilities. In addition, the Company intends to purchase pools of residential loans for securitization, to effectively create its own subordinated interest.

FORWARD-LOOKING STATEMENTS

    CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT, AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC, IN THE COMPANY'S PRESS RELEASES OR IN THE COMPANY'S OTHER PUBLIC OR SHAREHOLDER COMMUNICATIONS MAY NOT BE, BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL) MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "BELIEVE," "EXPECT," "ANTICIPATE," "CONTINUE," OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, COMPETITIVE PRODUCTS AND PRICING, FISCAL AND MONETARY POLICIES OF THE U.S. GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

                           PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)    EXHIBITS.

     10.1 Form of Management Agreement (incorporated herein by reference to the Exhibits to Amendment No. 1 to Registrant's Registration Statement No. 333-21965 on Form S-11 filed March 31, 1997).

     10.2 Form of Registration Rights Agreement (incorporated herein by reference to the Exhibits to Amendment No 1 to Registrant's Registration Statement No. 333-21965 on Form S-11 filed March 31,
           1997).

     10.3 Limited Partnership Agreement of Ocwen Partnership L.P. (incorporated herein by reference to the Exhibits to Amendment No. 2 to Registrant's Registration Statement No. 333-21965 on Form S-11 filed April 15, 1997).

     10.4 Form of Stock Option Plan (incorporated herein by reference to the Exhibits to Amendment No. 2 to Registrant's Registration Statement No. 333-21965 on Form S-11 filed April 15, 1997).

     27.0  Financial Data Schedule


     (b)   Reports on Form 8-K


     (1) A Form 8-K was filed by the Company on July 29, 1997 which contained a news release announcing the Company's financial results for the reported period of May 19, 1997 to June 30, 1997.

     (2) A Form 8-K was filed by the Company on October 31, 1997 which contained a news release announcing the Company's financial results for the three months ended September 30, 1997 and for the period May 19, 1997 to September 30, 1997.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     Ocwen Asset Investment Corp.




                     By:/s/ Mark S. Zeidman
                     ----------------------------------------
                     Mark S. Zeidman
                     Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)






Date: November 14, 1997