Form 10-K
period 1997-12-31
OCWEN ASSET INVESTMENT CORP
filed 1998-03-31
CIK 1033643

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from: __________________ to ____________________

                          Commission File No. 000-22389

                           OCWEN ASSET INVESTMENT CORP.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                VIRGINIA                                     65-0736120
-----------------------------------------           ----------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

          THE FORUM, SUITE 1000
     1675 PALM BEACH LAKES BOULEVARD
        WEST PALM BEACH, FLORIDA                                33401
-----------------------------------------           ----------------------------
 (Address of principal executive office)                      (Zip Code)

--------------------------------------------------------------------------------
                                 (561) 682-8000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12 (g) of the Act:

COMMON STOCK, $.01 PAR VALUE          National Association of Securities Dealers
                                                 Quotations (NASDAQ)
    (Title of each class)            (Name of each exchange on which registered)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ] Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the this Form 10-K or any amendment to this Form 10-K [ ]

         Aggregate market value of the Common Stock, $.01 par value, held by nonaffiliates of the registrant, computed by reference to the closing price as reported by NASDAQ as of the close of business on February 27, 1998:
$337,132,688 (for purposes of this calculation affiliates include only Ocwen Financial Corporation, directors and executive officers of the Company).

         Number of shares of Common Stock, $.01 par value, outstanding as of February 27, 1998: 18,965,000 shares.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Stockholders are incorporated by reference into Part III, Items 5-8. Portions of the definitive Proxy Statement for the annual meeting of stockholders to be held on May 14, 1998 are incorporated by reference into Part III, Items 10-13 and
Part IV, Item 14 of this Form 10K.

================================================================================

                          OCWEN ASSET INVESTMENT CORP.
                          1997 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                            PAGE
                                     PART I
Item 1.  Business...........................................................   4
           General..........................................................   4
           Initial Stock Offering...........................................   4
           The Manager......................................................   5
           Investment Activities............................................   6
           Distressed Commercial Real Estate Activities.....................  10
           Discount Loan Acquisition and Resolution Activities..............  12
           Lending Activities ..............................................  14
           Federal Taxation.................................................  14

Item 2.  Properties.........................................................  21

Item 3.  Legal Proceedings..................................................  21

Item 4.  Submission of Matters to a Vote of Security Holders................  21

                                     PART II

Item 5.  Market for the Registrant's Common Equity and
          Related Shareholder Matters.......................................  21

Item 6.  Selected Consolidated Financial Data...............................  21

Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................  21

Item 8.  Financial Statements...............................................  21

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................  22

                                    PART III

Item 10.  Directors and Executive Officers of Registrant....................  22

Item 11.  Executive Compensation............................................  22

Item 12.  Security Ownership of Certain Beneficial Owners and Management....  22

Item 13.  Certain Relationships and Related Transactions....................  22

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K..............................................  22

          Signatures........................................................  24

FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT, AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, IN THE COMPANY'S PRESS RELEASES OR IN THE COMPANY'S OTHER PUBLIC OR SHAREHOLDER COMMUNICATIONS, MAY NOT BE BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING THE CONSUMMATION AND EXPECTED BENEFITS OF THE IDENTIFIED TRANSACTIONS. THESE FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY REFERENCE TO FUTURE PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "BELIEVE," "ESTIMATE," "EXPECT," "ANTICIPATE," "CONSIDER," "CONTINUE," "ENCOURAGE," "INTENDS," "PLANS," "PRESENTS," "PROPOSE," "PROSPECT," FUTURE OR CONDITIONAL VERB TENSES, OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS, OR NEGATIVES OF ANY SUCH TERMINOLOGY. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE INTERNATIONAL, NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, COMPETITIVE PRODUCTS AND PRICING, FISCAL AND
MONETARY POLICIES OF THE U.S., CANADIAN OR OTHER GOVERNMENTS, CHANGES IN GOVERNMENT REGULATIONS AFFECTING REAL ESTATE INVESTMENT TRUSTS, CHANGES IN PREVAILING INTEREST AND CURRENCY EXCHANGE RATES, CHANGES IN FACTORS INHERENT TO THE VALUATION AND PRICING OF VARIOUS SECURITIES INCLUDING THE IMPACT OF CHANGES IN PREPAYMENT SPEEDS ON MORTGAGE LOANS, THE EFFECTIVENESS OF THE SERVICING OF LOANS UNDERLYING VARIOUS SECURITIES, THE COURSE OF NEGOTIATIONS WITH RESPECT TO VARIOUS TRANSACTIONS, THE ABILITY OF PARTIES TO AGREE TO MATERIAL TERMS OF A TRANSACTION, THE ABILITY TO SATISFY OR FULFILL AGREED UPON TERMS AND CONDITIONS OF CLOSING OR PERFORMANCE (INCLUDING BOARD APPROVALS, AS NECESSARY OR AGREED
UPON), THE OCCURRENCE OF MATERIAL ADVERSE CHANGES IN THE BUSINESS OF ANY PARTY TO A TRANSACTION, THE TIMING OF TRANSACTION CLOSINGS, UNSATISFACTORY DUE DILIGENCE RESULTS, BORROWER FAILURE TO SATISFY CLOSING CONDITIONS, THE ABILITY TO SECURITIZE MORTGAGE LOANS ON MUTUALLY ACCEPTABLE TERMS, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT, THE FINANCIAL AND SECURITIES MARKETS, THE AVAILABILITY OF AND COSTS ASSOCIATED WITH TIMELY SOURCES OF LIQUIDITY ON MUTUALLY ACCEPTABLE TERMS AND OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS AND SECURITY INVESTMENTS. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Ocwen Asset Investment Corp. ("OAIC" or the "Company") is a newly formed corporation that has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As such, OAIC will generally not be subject to federal income taxation on that portion of its income that it distributes to its shareholders if it distributes at least 95% of its taxable income to its shareholders annually and meets certain other income and asset tests.

         The Company was incorporated in the Commonwealth of Virginia on January 22, 1997, and on May 14, 1997, the Company was capitalized with the sale of 19,125,000 shares of common stock, par value $.01 per share, at a price of $16.00 per share (before underwriting and offering expenses).

         The Company's business and investment affairs are managed by Ocwen Capital Corporation ("OCC" or the "Manager"), a Florida corporation wholly-owned by Ocwen Financial Corporation ("Ocwen"). Ocwen is a diversified financial services company that is primarily engaged in the acquisition and resolution of troubled loans and in diverse mortgage lending activities.

         The Company seeks to enhance the value of its common stock by pursuing advantageous investments that capitalize on inefficiencies in the real estate and mortgage markets. Pursuant to that strategy, the Company has invested in several categories of real estate and real estate related assets. Such investments consist primarily of: (i) subordinate interests in commercial and residential mortgage-backed securities; and (ii) distressed commercial and multi-family real property, including properties acquired by a mortgage lender at foreclosure (or deed in lieu of foreclosure). The Company believes that these investment activities complement each other from both a cash flow and a tax planning perspective. Generally, distressed commercial real estate provides significant long-term upside potential after the assets are re-positioned, while providing modest dividend yields during the re-positioning process. Furthermore, taxable income generally would be less than funds from operations ("FFO") and cash flow during the holding period. Subordinate securities, on the other hand, generally may provide significant current period income that balances the often initially lower yield from re-positioning real estate assets. Further, taxable income from subordinate securities generally would exceed FFO and cash flow in the early years of the investment.

         The Company also has invested, by way of purchase and origination,  in:
(i) commercial, multi-family and single-family residential mortgage loans, including construction and rehabilitation loans and mezzanine loans; (ii) interest-only and inverse interest-only mortgage-related securities supported by residential and commercial mortgage loans; and (iii) mortgage loans that are in default or for which default is likely or imminent or for which the borrower is currently making monthly payments in accordance with a forbearance plan (collectively, "discount loans"). The Company also may acquire real property or mortgage loans secured by such real property and other real property interests that: (i) may be environmentally distressed; or (ii) is located outside the United States.

INITIAL STOCK OFFERING

         On May 19, 1997 the Company completed an initial public offering ("IPO") which consisted of the sale of 19,125,000 shares of its common stock at a price of $16 per share (before underwriting discount of $1.12 per share), including 1,875,000 shares of common stock sold to Investors Mortgage Insurance Holding Company ("IMI"), a wholly-owned subsidiary of Ocwen. Total proceeds to the Company, net of underwriting discount and offering expenses, were $283.7 million. The Company incorporated and capitalized two qualified REIT subsidiaries, Ocwen General, Inc. ("General Partner") and Ocwen Limited, Inc. ("Limited Partner") which, in turn, organized and capitalized Ocwen Partnership, L.P. (the "Operating Partnership"). The Company, through the General Partner and the Limited Partner, contributed all of the net proceeds from the IPO to the Operating Partnership. The General Partner and Limited partner initially had a 1% and a 99% ownership interest in the Operating Partnership, respectively.

         On December 9, 1997, the Company repurchased 160,000 shares of stock from IMI at the weighted average price of the stock on the day of the repurchase. IMI immediately acquired 160,000 units in the Operating Partnership, representing a 0.8% ownership interest. The shares were repurchased in order to comply with the stock ownership restrictions imposed on REITs. The shares redeemed by the Company are presented as treasury stock in the Company's consolidated financial statements, whereas the units acquired by IMI gave rise to a minority interest in the Operating Partnership.

THE MANAGER

         The Company's business and investment affairs are managed by OCC. The Company has entered into a management agreement with OCC pursuant to which OCC, subject to the supervision of the Company's Board of Directors, formulates operating strategies for the Company, arranges for the acquisition of assets by the Company and arranges for various types of financing for the Company, including repurchase agreements and secured lines of credit. In addition, OCC monitors the performance of the Company's assets and provides certain administrative and managerial services in connection with the operation of the Company. In consideration for performance of these services, OCC receives: (i) a base management fee in an amount equal to 1% per annum, calculated and paid quarterly based upon the average invested assets of the Company for such quarter, which is intended to cover OCC's costs of providing management services to the Company; and (ii) a quarterly incentive fee in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) FFO (before the incentive fee) of the Company per share of common stock (based on the weighted average number of shares outstanding) plus (b) gains (or minus losses) from debt restructuring or sales of property per share of common stock (based on the weighted average number of shares outstanding), exceed (2) an amount equal to
(a) the weighted average of the price per share at initial offering and the prices per share at any secondary offerings by the Company multiplied by (b) the Ten-Year U.S. Treasury Rate plus five percent per annum multiplied by (B) the weighted average number of shares of common stock outstanding.

         In addition to the management fees described above, OCC is reimbursed for its costs for performing due diligence on assets purchased by the Company or considered for purchase by the Company, as well as for out-of-pocket expenses incurred on behalf of the Company.

         Under a non-qualified stock option plan (the "Option Plan") adopted by the Company, the Manager was granted, at the IPO, options representing the right to purchase 1,912,500 shares of the Company's common stock or, at the Company's election, an equal amount of units in the operating partnership at an exercise price per share equal to the initial offering price of $16 per share. One quarter of these options will vest and become exercisable on each of the first four anniversaries of the closing date of the IPO. The purpose of the Option Plan is to provide a means of performance-based compensation in order to provide incentive for the Manager to enhance the value of OAIC's stock.

         OAIC does not maintain an office and does not employ full-time personnel. Instead, OAIC relies on the facilities and resources of Ocwen (through OCC). Ocwen has been actively involved since its formation in 1988 in the real estate and mortgage markets and brings significant expertise to OAIC in acquiring and managing distressed real estate assets. The Company's relationship with Ocwen provides a number of advantages. First, Ocwen's primary operating subsidiary, Ocwen Federal Bank FSB (the "Bank"), is one of only six firms in the United States to be rated as a "Strong" Special Servicer for commercial loans by Standard & Poor's, its highest rating category, and is the only firm to be designated as a Special Servicer for residential mortgage loans. Further, Ocwen has a proven track record in managing subperforming and nonperforming residential and commercial real estate loans and distressed real estate. As a result, OAIC has bid on many subordinate securities because Ocwen has been able to be named as Special Servicer on a majority of those investments. Second, the Company benefits from Ocwen's proprietary software applications, which include acquisition modeling and resolution management systems. Third, the Company's relationship with Ocwen has provided it with access to markets, as well as instant and positive name recognition; OAIC may also benefit by being able to co-bid on transactions jointly with Ocwen.

         Pursuant to the Company's management agreement with OCC, neither Ocwen nor any of its affiliates is permitted to purchase non-investment grade subordinate securities or distressed commercial real estate without first obtaining the approval of OAIC's independent directors.

INVESTMENT ACTIVITIES

         At December 31, 1997, the Company's investment in mortgage-backed securities ("MBS") totaled $146.0 million or 50.7% of total assets. The following table sets forth the fair value of the Company's MBS available for sale at December 31, 1997:

Single family residential:
  FHLMC interest-only.................................        $   21,177,964
  FNMA interest-only..................................            22,573,132
  AAA-rated interest-only.............................               729,372
  Subordinates........................................             9,444,067
                                                              --------------
    Total.............................................            53,924,535
                                                              --------------

Multi-family residential and commercial:
  AAA-rated interest-only.............................               865,747
  A-rated interest-only...............................               480,188
  Non-rated interest-only.............................             4,802,873
  Subordinates........................................            85,953,564
                                                              --------------
    Total.............................................            92,102,372
                                                              --------------
      Total............................................       $  146,026,907
                                                              ==============

         At December 31, 1997 the carrying value of the Company's investment in subordinate interests amounted to $95.4 million or 65.3% of total securities available for sale and supported senior classes of securities having an outstanding principal balance of $1.53 billion. As discussed below, because of their subordinate position, subordinate classes of mortgage-related securities involve more risk than the other classes.

         In December, 1997, after its successful bid for an equity interest in a $320.0 million securitization of real estate owned assets and performing, subperforming and nonperforming commercial loans, (BTC Trust Mortgage Investors Trust 1997-S1), the Company effectively acquired 100% of the BB tranche as well as 25% of the unrated tranche for $47.2 million. This subordinate interest, which had an amortized cost and carrying value of $47.2 million at December 31, 1997, constitutes the Company's single largest security investment for the reported period and represents 32.3% of the total carrying value of securities available for sale at December 31, 1997.

         At December 31, 1997, the carrying value of the Company's investment in interest only securities amounted to $50.6 million or 34.7% of total securities available for sale. As discussed below, interest only securities exhibit considerably more price volatility than mortgages or ordinary mortgage pass-through securities, due in part to the uncertain cash flows that result from changes in the prepayment rates of the underlying mortgage collateral. Increased prepayments of the underlying mortgage collateral resulting from a decrease in market interest rates or other factors can result in a loss of all or part of the purchase price of such security. At December 31, 1997, all of the Company's interest only securities were either issued by FHLMC or FNMA or were rated AAA by national rating agencies, with the exception of one commercial security with a carrying value of $480,000, which was rated A, and two non-rated commercial securities with an aggregate carrying value of $4.8 million.

         During January and February 1998, the Company recorded charges of $2.5 million against its interest only securities portfolio. The charges resulted from increases in projected prepayment speeds during this period and a resulting shortening of the weighted average lives of certain individual securities in the portfolio. As a result, a determination was made to write down the recorded investment in those securities where the reduction in fair value was considered to be other than temporary. The Company believes that the current low levels of interest rates, and the inverted shape of the yield curve, are relatively short-term phenomena. To the extent that longer term interest rates increase or the relationship between short-term and long-term rates revert to their historical spreads, the value of the portfolio should recover. To the extent that the current environment persists, or that rates decrease further, additional impairment losses may be recognized.

         SUBORDINATE INTERESTS. The Company has acquired subordinate interests in multi-family residential, commercial and single family residential mortgage-backed securitizations. MBS typically are divided into two or more classes, sometimes called "tranches." The senior classes are higher "rated" securities, which would be rated from low investment grade "BBB" to higher investment grade "AA" or "AAA." The junior, subordinate classes typically includes one or more lower rated, non-investment grade classes, and an unrated, higher-yielding, credit support class (which generally is required to absorb the first losses on the underlying mortgage loans).

         MBS generally are issued either as collateralized mortgage obligations ("CMOs" or "CMO Bonds") or as pass-through certificates ("Pass-Through Certificates"). CMO Bonds are debt obligations of special purpose corporations, owner trusts or other special purpose entities secured by commercial mortgage loans or MBS. Pass-Through Certificates evidence interests in trusts, the primary assets of which are mortgage loans. CMO Bonds and Pass-Through Certificates may be issued or sponsored by private originators of, or investors in, mortgage loans, including savings and loan associations, mortgage bankers, commercial banks, investment banks and other entities.

         In most mortgage loan securitizations, a series of MBS is issued in multiple classes in order to obtain investment-grade ratings for the senior classes and thus increase their marketability. Each class of MBS may be issued with a specific fixed or variable coupon rate and a stated maturity or final scheduled distribution date. Principal prepayments on the mortgage loans comprising the mortgage collateral may cause the MBS to be retired substantially earlier than their stated maturities or final scheduled distribution dates, although, with respect to commercial mortgage loans and certain subprime residential mortgage loans, there generally are penalties for or limitations on the ability of the borrower to prepay the loan. Interest is paid or accrued on MBS on a periodic basis, typically monthly.

         The credit quality of MBS depends on the credit quality of the underlying mortgage collateral. Among the factors determining the credit quality of the underlying mortgage loans will be the ratio of the mortgage loan balances to the value of the properties securing the mortgage loans, the purpose of the mortgage loans (e.g., refinancing or new purchase), the amount of the mortgage loans, their terms, the geographic diversification of the properties, and, in the case of commercial mortgage loans, the credit-worthiness of tenants.

         Additionally, the principal of and interest on the underlying mortgage loans may be allocated among the several classes of a MBS in many ways, and the credit quality of a particular class depends in part on the order and timing of the receipt of cash flow generated from the underlying mortgage loans. Subordinate interests carry significant credit risks. Typically, in a "senior-subordinate" structure, the subordinate interests provide credit protection to the senior classes by absorbing losses from loan defaults or foreclosures before such losses are allocated to senior classes. Moreover, typically, as long as the more senior tranches of securities are outstanding, all prepayments on the mortgage loans generally are paid to those senior tranches, at least until the end of a lock-out period, which typically is five years or more. In some instances, particularly with respect to subordinate interests in commercial securitizations, the holders of subordinate interests are not entitled to receive scheduled payments of principal until the more senior tranches are paid in full or until the end of a lock-out period. Because of this structuring of the cash flows from the underlying mortgage loans, subordinate interests in a typical securitization are subject to a substantially greater risk of non-payment than are those more senior tranches. Accordingly, the subordinate interests are assigned lower credit ratings or no ratings at all. Neither the subordinate interests nor the underlying mortgage loans are guaranteed by agencies or instrumentalities of the United States government or by other governmental entities and, accordingly, are subject, among other things, to credit risks.

         As a result of the typical "senior-subordinate" structure, the subordinate interest is extremely sensitive to losses on the underlying mortgage loans. Accordingly, the holder of the subordinate interest is particularly interested in minimizing the loss frequency (the percentage of the loan balances that default over the life of the mortgage collateral) and the loss severity (the amount of loss on a defaulted mortgage loan, I.E., the principal amount of the mortgage loan unrecovered after applying any recovery to the expenses of foreclosure and accrued interest) on the underlying mortgage loans.

         The loss frequency on a pool of mortgage loans will depend upon a number of factors, many of which will be beyond the control of the Company or the applicable servicer. Among other things, the loss frequency will reflect broad conditions in the economy generally and real estate particularly, economic conditions in the local area in which the underlying mortgaged property is located, the loan-to-value ratio of the mortgage loan, the purpose of the loan and the debt service coverage ratio (with respect to commercial mortgage loans). The loss serverity will depend upon many of the same factors described above and will also be influenced by the servicer's ability to efficiently foreclose on the defaulted mortgage loan and sell the underlying mortgaged property.

         OTHER MBS. The Company also invests in interest-only and inverse interest-only securities (together, "IOs"), which are entitled to no (or only nominal) payments of principal, but only to payments of interest. The holder of an IO may be entitled to receive a stated rate of interest on a notional principal balance equal to the principal balance of the mortgage collateral, that portion that bears interest in excess of a certain rate, or one or more classes of that MBS. Alternatively, the holder of an IO may be entitled to a variable rate of interest on a nominal principal balance that adjusts based upon adjustment in the interest rate of the underlying mortgage collateral.

         Because IOs often pay at a relatively small rate of interest on a large notional principal balance, an accelerated reduction of that principal balance will have an adverse effect on the anticipated yield to maturity of such IO. Accordingly, if the underlying mortgage collateral prepays (including prepayments as a result of default and repurchases by the seller) at a rate faster than anticipated, the weighted average life of the IO will be reduced, and the yield to maturity will be adversely affected. Conversely, if the underlying mortgage collateral prepays at a rate slower than anticipated, the weighted average life of the IO will be extended, and the anticipated yield to maturity will be increased.

         Residential mortgage loans typically do not have prepayment penalties. As a result, prepayments tend to increase during periods of falling interest rates and decrease during periods of rising interest rates. However, prepayments are dependent upon a number of other factors as well (such as the number of jobs available in the area, general economic conditions and the borrower's need for additional cash). Commercial loans often carry prepayment restrictions or require that the borrower pay a prepayment penalty (which generally is not for the benefit of the holder of the IO). In any event, it is very difficult to predict the prepayment pattern for any particular mortgage collateral, which makes it difficult to predict the actual yield with respect to an IO.

         Inverse interest-only securities bear interest at a floating rate that varies inversely with (and often at a multiple of) changes in a specified index. The yield to maturity of such a class of IOs is not only very sensitive to the rate of prepayments on the underlying mortgage collateral, but also to changes in the related index.

         At February 28, 1998, the Company continued to hold a portfolio of single family residential IOs having an amortized cost of $54.3 million and a market value of $46.4 million on such date. The portfolio had a gross weighted average mortgage coupon of 8.30% at February 28, 1998 and 8.34% at December 31, 1997, as follows:

                                               February 28, 1998                       December 31, 1997
      Gross Weighted Average           --------------------------------        ---------------------------------
          Mortgage Coupon              Amortized Cost       Market Value       Amortized Cost       Market Value
----------------------------------     --------------       ------------       --------------       ------------
                                             (Dollars in Thousands)                  (Dollars in Thousands)
9.00% to 10.25%................          $     578           $     567           $     667           $     587
8.25% to  8.99%................             32,880              26,182              37,156              28,962
7.75% to  8.24%................             13,661              12,623              11,116               9,585
7.25% to  7.74%................              7,166               7,015               5,451               5,346

         In addition, the portfolio was comprised of a diverse bond structure as follows:

                                               February 28, 1998                       December 31, 1997
                                       ---------------------------------       ---------------------------------
          Bond Structure               Amortized Cost       Market Value       Amortized Cost       Market Value
-----------------------------------    --------------       ------------       --------------       ------------
                                             (Dollars in Thousands)                  (Dollars in Thousands)
Prorata Strip...................         $  14,180           $  13,177           $  13,081           $  11,768
Planned Amortization Class......             3,005               2,968                 386                 286
Targeted Amortization Class.....            23,153              18,257              28,276              22,373
Scheduled Pay...................               929                 835               1,809               1,166
Sequential Pay..................             9,634               8,498               7,224               6,074
Support.........................             3,384               2,652               3,614               2,813

         Additionally, OAIC has modeled the portfolio at February 28, 1998 in an interest rate environment which assumes: (i) an instantaneous and sustained parallel shift in interest rates for the remaining duration of the portfolio;
(ii) a 50 basis point decrease in LIBOR to steepen the yield curve and an instantaneous and sustained parallel shift in interest rates for the remaining duration of the portfolio; and (iii) a 50 basis point increase in the 10 year treasury rate to steepen the yield curve and then an instantaneous and sustained parallel shift in interest rates for the remaining duration of the portfolio. OAIC's model is based on median Wall Street prepayment assumptions. The yields resulting from this analysis are presented below:

                                                                          LIBOR                10 Year Treasury
        Shift in Basis Points               Parallel Shift              Decreases                  Increases
--------------------------------------      --------------              ---------              ----------------
+200.............................                 7.0%                     28.6%                     9.4%
+100.............................                19.5                      42.8                     28.6
+50..............................                19.9                      44.2                     36.5
  0..............................                15.2                      35.3                     42.8
-50..............................                (6.7)                     15.2                     44.2
-100.............................               (19.1)                     (1.6)                    35.3
-200.............................               (28.5)                    (15.3)                    (1.6)

         In the above parallel shift scenario, a 50 basis point instantaneous and sustained decline in current interest rates is estimated to result in a yield of (6.7)% on a portfolio which would have a weighted average life of 1.26 years, for a loss of $4.6 million on the amortized cost of the IOs. On the other hand, should the Company experience a 50 basis point parallel, instantaneous and sustained increase in current interest rates, the portfolio is expected to yield 19.9% with a weighted average life of 3.0 years, for income of $32.4 million over the remaining life of the portfolio.

         OAIC believes that the assumptions used by it to evaluate the vulnerability of OAIC's operations to changes in interest rates approximate OIAC's and its affiliates actual experiences and considers them reasonable; however, the interest rate sensitivity of the IO portfolio and the estimated effects of changes in interest rates thereon could vary substantially if different assumptions are used or if actual experience differs from the historical experience on which they are based. Accordingly, no assurance can be given that the assumptions used in creating OAIC's model will correspond to actual results, including, in particular, prepayment speeds in any interest rate environment.

         SERVICING. The Company intends generally to acquire servicing rights with respect to the mortgage loans underlying subordinated interests it purchases. Acquiring these rights will give the Company control of the underlying mortgage loans within certain parameters.

         The terms of servicing agreements vary considerably, and the Company cannot predict with certainty the precise terms of the servicing agreements into which it will enter. In general, the Company will attempt to negotiate servicing agreements that will permit the Company to service, or to direct the servicing of, mortgage loans that are more than 60 to 90-days delinquent. At that point, the Company would have the right (and the obligation) to decide whether to begin foreclosure proceedings or to seek alternatives to foreclosure, such as forbearance agreements, partial payment forgiveness, repayment plans, loan modification plans, loan sales and loan assumption plans. Thus, the Company will have within its control, subject to obligations to the related senior classes, some ability to minimize losses on mortgage loans underlying subordinated interests owned by the Company.

         The Company intends to assign to the Bank, all of its servicing rights and obligations (other than the right to direct foreclosure and related decisions). It is expected that most or all of the servicing compensation will be paid to the Bank, and thus, the Company may benefit from the ability to direct certain of the special servicing activities but not from receipt of material amounts of servicing fees.

         The Bank has experience in servicing distressed loans, has been approved as a servicer by HUD, FHLMC and FNMA and has been rated in the second highest applicable category, "above average," by Fitch Investors Service, Inc., as a special servicer of commercial mortgage loans. Moreover, Standard & Poor's and Moody's have rated the Bank as a servicer of single family residential loans.

         Because the acquisition and servicing of distressed real estate is one of the Bank's business focuses, the Bank has an established network of real estate professionals throughout the United States to assist its asset management activities. The Bank maintains working relationships with approved engineers, environmental consultants and real estate brokers nationwide, and calls upon these local advisors for assistance when appropriate.

         The Company has acquired subordinate residual interests in several pools of mortgage loans and has assumed responsibility for the special servicing of nonperforming loans underlying such subordinate residual interests. The Company has assigned to the Bank the servicing rights related to these acquisitions.

DISTRESSED COMMERCIAL REAL ESTATE ACTIVITIES

         OAIC focuses on the acquisition of underperforming or distressed real estate assets that it can reposition or rehabilitate in order to increase the underlying value. The Company's $45.4 million net investment in real estate at December 31, 1997 is the result of the acquisition of two office buildings in California and one shopping center in Florida, as follows:

  Date Acquired           Property               Location           Square Feet      Acquisition Cost
-----------------     -----------------      -----------------      -----------      ----------------
     09/03/97         10 U.N. Plaza (1)      San Francisco, CA         68,560         $    9,095,341
     09/23/97         450 Sansome St (2)     San Francisco, CA        123,099             17,246,713
     11/10/97         Cortez Plaza (3)       Bradenton, FL            289,686             19,267,073
                                                                                      --------------
                                                                                      $   45,609,127
                                                                                      ==============

--------------------
 (1) The leases, 90% of which mature over the next several months, are at below market rate. OAIC intends to reposition the office building to offer large blocks of contiguous space and full floor identity, both of which are presently in demand in the San Francisco market.

(2) OAIC intends to reposition the office building with renovations and upgrades to common areas to support increasing market rents. The property has been 83% leased and a substantial number of leases mature over the next few years.

(3) The shopping center has been 97% leased. In a separate simultaneous transaction, the Company purchased fee simple title to a large portion of the shopping center that had been subject to a ground lease. National and regional tenants comprise over 86% of the center.

         The Company's current overall strategy, with respect to these properties, is to renovate and reposition the facilities and target full floor tenants with five to ten year lease terms. The Company estimates that over the next twelve months, the Company will spend approximately $4.4 million in capital improvements, tenant improvements and leasing commissions to renovate and reposition the above properties. Repositioning is intended to result in rents, upon re-leasing, that are greater than the current rents at the sites.

         The Company believes that, under appropriate circumstances, the acquisition of commercial and multifamily real estate acquired by a mortgage lender at foreclosure, or by receipt of a deed in lieu of foreclosure, and other underperforming and otherwise distressed commercial and multifamily real estate ("Distressed Real Properties") offers significant opportunities to the Company.

         The Company intends to acquire Distressed Real Properties solely for its own portfolio. From time to time, however, the Company and a co-investor may submit a joint bid to acquire a pool of Distressed Real Property in order to enhance the prospects of submitting a successful bid. If successful, the Company and the co-investor generally would split up the acquired assets in an agreed-upon manner, although in certain instances the Company and the co-investor may continue to have a joint interest in the acquired assets.

         The Company's policy is to conduct an investigation and evaluation of the properties in a portfolio of Distressed Real Property before purchasing such a portfolio. Prior to purchasing assets, the Manager will generally identify and contact real estate brokers and/or appraisers in the market area of the subject properties in order to obtain rent and sale comparables and broker price opinions ("BPOs") for each asset in a portfolio. This information is used to supplement due diligence that is performed by the Manager's employees.

         The Company's due diligence generally includes the review of market studies for each market within a portfolio. The studies typically include area economic data, employment trends, absorption rates and market rental rates. Due diligence also includes site inspections by the Manager's employees or agents of most properties in a portfolio and a review of all available asset files and documentation. To the extent possible, those include examinations of available legal documents, litigation files, correspondence, title reports, operating statements, appraisals and engineering and environmental reports. The information compiled is then analyzed in order to value each property.

         The property valuation process utilizes a variety of tools which may include various proprietary financial models that have been developed by Ocwen and are available to the Company through its management agreement with Ocwen. Sources of information examined to determine value may include: (a) current and historical operating statements; (b) existing appraisals: (c) BPOs; (d) rent and sales comparables; (e) industry statistics and reports regarding operating expenses such as those compiled by the Institute of Real Estate Management; (f) leases; and (g) deferred maintenance observed during site inspections or described in structural reports, and correspondence found in the loan files.

         The Manager develops projections of net operating income and cash flows taking into account lease rollovers, tenant improvement costs and leasing commissions. The Manager compares its estimates of revenue and expenses to historical operating statements and estimates provided in BPOs, appraisals and general industry and regional statistics. Market capitalization rates and discount rates are then applied to the cash flow projections to estimate values. These values are then compared to available appraisals, BPOs and market sale comparables to determine recommended bid prices for each asset. The bids take into account projected holding periods, capital costs and projected profit expectations. Recommended bid prices are then reviewed with senior management and a decision whether to bid is made. The amount offered by the Company generally will be the price that the Manager estimates is sufficient to generate an acceptable risk-adjusted return on the Company's investment.

         After the Company acquires Distressed Real Property, the Company's strategy is to improve management of the property so as to increase the cash flow from the property. If cash flows can be increased and the property stabilized, the Company may begin to seek an opportunity to sell the property. Although the period during which the Company holds Distressed Real Properties varies considerably from asset to asset, the Company believes that most such properties will be held in its portfolio more than four years and generally fewer than ten years.

         If the Company is offered the opportunity to purchase a Distressed Real Property that is likely to be held for fewer than four years, the Company anticipates establishing a corporation in which the Operating Partnership will hold a 95% non-voting ownership interest to make the purchase. Such a corporation will not be eligible for taxation as a qualified REIT subsidiary, and any profits that it earns on its activities will be subject to federal corporate income tax before they are distributable to the Company. If the Company purchases a Distressed Real Property with the intent to hold it in the Operating Partnership for more than four years, but an opportunity arises to sell the property sooner, the Company will consider certain strategies, such as a like-kind exchange, to reduce any negative tax consequences relating to the sale.

         Although the Company believes that a permanent market for the acquisition of Distressed Real Property has emerged in recent years within the private sector, there can be no assurance that the Company will be able to acquire the desired amount and type of Distressed Real Property in future periods or that there will not be significant inter-period variations in the amount of such acquisitions. Moreover, there can be no assurance that the Company will be effective in making any asset acquired more valuable than the price paid to acquire it.

DISCOUNT LOAN ACQUISITION AND RESOLUTION ACTIVITIES

         The Company believes that under appropriate circumstances the acquisition of nonperforming and underperforming mortgage loans at a discount offers significant opportunities to the Company. Discount loans generally have collateral coverage which is sufficiently in excess of the purchase price of the loan, such that successful resolutions can produce total returns which are in excess of an equivalent investment in performing mortgage loans.

         COMPOSITION OF THE DISCOUNT LOAN PORTFOLIO. At December 31, 1997, the Company's net discount loan portfolio amounted to $27.0 million or 9.4% of the Company's total assets. All of the Company's discount loan portfolio is secured by mortgage liens on real estate.


     The following table sets forth the composition of the Company's discount loan portfolio by type of loan at December 31, 1997:

Commercial real estate loans:
  Office.....................................................   $  11,892,814
  Retail.....................................................      30,635,968
                                                                -------------
    Total discount loans.....................................      42,528,782
Unaccreted discount..........................................     (15,549,894)
Allowance for loan losses....................................              --
                                                                -------------
Discount loans, net..........................................   $  26,978,888
                                                                =============

         The properties which secure the Company's discount loans are located in the United States and Canada. At December 31, 1997, discount loans with unpaid principal balance of $26.8 million, $9.2 million, $3.9 million and $2.6 million were secured by properties located in Nova Scotia (Canada), New York, Montana and Ohio, respectively.

         At December 31, 1997, the discount loan portfolio included one loan with a carrying value greater than $16.0 million and four loans with a carrying value of more than $1.1 million and less than $5.4 million.

         ACQUISITION OF DISCOUNT LOANS. Commericial discount real estate loans generally are acquired individually. The Company believes that it has a competitive advantage relative to many of its competitors as a result of the Manager's experience in managing and resolving discount loans, the Manager's large investment in the computer systems, technology and other resources which are necessary to conduct this business, the Manager's national reputation and the strategic relationships and contacts developed by the Manager in connection with these activities.

         Prior to making an offer to purchase discount loans, the Manager conducts an extensive investigation and evaluation of the loan. Evaluations of potential discount loans are conducted primarily by the Manager's employees who specialize in the analysis of nonperforming loans, often with further specialization based on geographic or collateral specific factors. The Manager's employees regularly use third parties, such as brokers, who are familiar with the property's type and location, to assist them in conducting an evaluation of the collateral property, and depending on the circumstances, particularly in the case of commercial real estate loans, may use subcontractors, such as local counsel and
engineering  and  environmental   experts,  to  assist  in  the  evaluation  and
verification of information and the gathering of other information not previously made available by the potential seller.

         The Company determines the amount to offer to acquire potential discount loans by using the Manager's proprietary modeling system and loan information database which focuses on the anticipated recovery amount, timing and cost of the resolution of the loan. The amount offered by the Company generally is at a discount from both the stated value of the loan and the value of the underlying collateral and is sufficient to generate an acceptable return on the Company's investment. Upon acquisition, the servicing of the loan is transferred to the Manager.

         RESOLUTION OF DISCOUNT LOANS. After a discount loan is acquired, the Manager utilizes its computer software system to resolve the loan as expeditiously as possible in accordance with specified procedures. The various resolution alternatives generally include the following: (i) the borrower brings the loan current in accordance with original or modified terms, (ii) the borrower repays the loan or a negotiated amount of the loan, (iii) the borrower agrees to deed the property to the Company in lieu of foreclosure, in which case it is classified as real estate, or (iv) the Company forecloses on the loan and the property is acquired at the foreclosure sale either by a third party or by the Company, in which case it is classified as real estate.


         ACTIVITY IN THE DISCOUNT LOAN PORTFOLIO. The following table sets forth the activity in the Company's gross discount loan portfolio during the period from May 19, 1997 to December 31, 1997:

Balance at beginning of period..............................    $          --
Acquisitions (1)............................................       44,686,413
Resolutions and repayments (2)..............................       (1,281,846)
Foreign exchange loss (3)...................................         (875,785)
                                                                -------------
Balance at end of period....................................    $  42,528,782
                                                                =============

-------------------
(1) Acquisitions consisted of $31.6 million of commercial real estate loans secured by retail buildings and $13.1 million of commercial real estate loans secured by office buildings.

(2) Resolutions and repayments consists of loans which were resolved in a manner which resulted in partial or full repayment of the loan to the Company.


(3) Amount represents the gross foreign currency loss related to the unpaid principal balance which, net of $307,220 related to the discount on the loans, resulted in a net foreign currency loss of $568,565 for the period from May 14, 1997 to December 31, 1997.

         PAYMENT STATUS OF DISCOUNT LOANS. The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at December 31, 1997:

Loan status:
  Current...................................................    $   7,964,105
  Past due 31 days to 89 days...............................               --
  Past due 90 days or more..................................       34,564,677
                                                                -------------
                                                                $  42,528,782
                                                                =============

         ACCOUNTING FOR DISCOUNT LOANS. The acquisition cost for a pool of discount loans is allocated to each individual loan within the pool based upon the Company's pricing methodology. The discount which is associated with commercial real estate loans which are current, and which the Company believes will remain current, is accreted into interest income as a yield adjustment using the interest method over the contractual maturity of the loan. For all other loans interest is earned as cash is received. Gains on the repayment and discharge of loans are reported as interest income.

LENDING ACTIVITIES

         COMPOSITION OF LOAN PORTFOLIO. At December 31, 1997, the Company's loan portfolio, net amounted to $15.8 million or 5.5% of the Company's total assets. Loans held for investment in the Company's loan portfolio are carried at amortized cost, less any allowance for loan losses.

         The following table sets forth the composition of the Company's loan portfolio by type of loan at December 31, 1997:

   Single-family residential................................    $   6,465,080
   Multi-family residential.................................        3,455,000
   Commercial real estate:
     Office.................................................       33,058,000
     Hotel..................................................       20,952,000
                                                                -------------
      Total loans...........................................       63,930,080
   Undisbursed loan proceeds................................      (47,639,676)
   Deferred origination fees................................         (458,925)
   Allowance for loan losses................................               --
                                                                -------------
     Loans, net.............................................    $  15,831,479
                                                                =============

         At December 31, 1997, the five states in which the largest amount of properties securing loans in the Company's loan portfolio were located were Massachusetts, Delaware, South Carolina, New York and Georgia, which had $40.7 million, $13.3 million, $3.5 million, $3.5 million and $2.0 million of principal amount of loans, respectively.

         During the reported period, the Company acquired 48 single family residential loans with an aggregate unpaid principal balance of $6.5 million with the intent of accumulating such loans, executing a securitization and effectively retaining a subordinate interest. In addition, the Company originated one multi-family residential loan in the amount of $3.5 million, of which $1.4 million had been funded at December 31, 1997, two hotel acquisition and renovation loans in the aggregate amount of $21.0 million, of which $8.4 million had been funded at December 31, 1997, and one office building renovation and construction loan in the amount of $33.0 million which had not been funded at December 31, 1997. At December 31, 1997 all loans were current with the exception of four single family residential loans having an unpaid principal balance of approximately $269,000 which were greater than 89 days past due.

FEDERAL TAXATION

         OAIC operates in a manner so as to qualify as a REIT for federal income tax purposes under sections 856 through 860 of the Code. Generally, a REIT that complies with the Code and distributes at least 95% of its taxable income to its stockholders does not pay federal income tax on its distributed income. Qualification as a REIT involves the application of highly technical rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within OAIC's control, may affect its ability to qualify as a REIT. In addition, new legislation, regulations, administrative interpretations, or court decisions could have a substantial adverse impact on OAIC's qualification as a REIT or the federal income tax consequences of such qualification. If OAIC were to fail to qualify as a REIT in any taxable year, OAIC would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, OAIC also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to stockholders would be reduced for each of the years involved. Although OAIC currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax, or other considerations could cause the Board of Directors, with appropriate shareholder consent, to revoke OAIC's REIT election.

         OAIC generally will not be subject to federal corporate income tax on its net income that is distributed currently to its stockholders. That treatment substantially eliminates the "double taxation" (i.e., taxation at both the corporate and stockholder levels) that generally results from an investment in a corporation. However, OAIC will be subject to federal income tax in certain circumstances. First, OAIC will be taxed at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains. Second, under certain circumstances, OAIC may be subject to the "alternative minimum tax" on its undistributed items of tax preference, if any. Third, if OAIC has (i) net income from the sale or other disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or (ii) other nonqualifying income from foreclosure property, it will be subject to tax at the highest corporate rate on such income. Fourth, if OAIC has net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), such income will be subject to a 100% tax. Fifth, if OAIC should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), and nonetheless has maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a 100% tax on the net income attributable to the greater of the amount by which OAIC fails the 75% or 95% gross income test. Sixth, if OAIC should fail to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, OAIC would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, if OAIC acquires any asset from a C corporation (i.e., a corporation generally subject to full corporate-level tax) in a merger or other transaction in which the basis of the asset in OAIC's hands is determined by reference to the basis of the asset (or any other asset) in the hands of the C corporation and OAIC recognizes gain on the disposition of such asset during the 10-year period beginning on the date on which it acquired such asset, then to the extent of such asset's "built-in-gain" (i.e., the excess of the fair market value of such asset at the time of acquisition by OAIC over the adjusted basis in such asset at such time), OAIC will be subject to tax at the highest regular corporate rate applicable. The results described above with respect to the tax on "built-in-gain" assume that OAIC will elect pursuant to IRS Notice 88-19 to be subject to the rules described in the preceding sentence if it were to make any such acquisition. Finally, OAIC will be subject to tax at the highest marginal corporate rate on the portion of any excess inclusion derived by OAIC from REMIC residual interests equal to the percentage of the stock of OAIC held by the United States, any state or political subdivision thereof, any foreign government, any international organization, any agency or instrumentality of any of the foregoing, any other tax-exempt organization (other than a farmer's cooperative described in section 521 of the Code) that is exempt from taxation under the unrelated business taxable income provisions of the Code, or any rural electrical or telephone cooperative (each, a "Disqualified Organization"). Any such tax on the portion of any excess inclusion allocable to stock of OAIC held by a Disqualified Organization will reduce the cash available for distribution from OAIC to all stockholders.

REQUIREMENTS FOR QUALIFICATION

         The Code defines a REIT as a corporation, trust, or association (i) that is managed by one or more trustees or directors; (ii) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest; (iii) that would be taxable as a domestic corporation, but for sections 856 through 860 of the Code; (iv) that is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons; (vi) not more than 50% in value of the outstanding shares of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of each taxable year (the "5/50 Rule"); (vii) that makes an election to be a REIT (or has made such election for a previous taxable year) and satisfies all relevant filing and other administrative requirements established by the IRS that must be met in order to elect and maintain REIT status; (viii) that uses a calendar year for federal income tax purposes and complies with the record keeping requirements of the Code and regulations promulgated thereunder ("Treasury Regulations"); and
(ix) that meets certain other tests, described below, regarding the nature of its income and assets. The Code provides that conditions (i) to (iv), inclusive, must be met during the entire taxable year and that condition (v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Conditions (v) and
(vi) will not apply until after the first taxable year for which an election is made to be taxed as a REIT. For purposes of determining stock ownership under the 5/50 Rule, a supplemental unemployment compensation benefits plan, a private foundation, or a portion of a trust permanently set aside or used exclusively for charitable purposes generally is considered an individual. A trust that is a qualified trust under Code section 401(a), however, generally is not considered an individual and beneficiaries of such trust are treated as holding shares of a REIT for purposes of the 5/50 Rule in proportion to their actuarial interests in such trust.

         OAIC directly owns two qualified REIT two subsidiaries, the General Partner and the Limited Partner, and may have additional subsidiaries in the future. Code section 856(i) provides that a corporation that is a "qualified REIT subsidiary" shall not be treated as a separate corporation, and all assets, liabilities, and items of income, deduction, and credit of a "qualified REIT subsidiary" shall be treated as assets, liabilities, and items of income, deduction, and credit of the REIT. A "qualified REIT subsidiary" is a corporation, all of the capital stock of which has been held by the REIT at all times during the period such corporation was in existence. Effective for tax years beginning after August 5, 1997, the definition of a "qualified REIT subsidiary" was changed to require only that the REIT own 100% of such corporation. Thus, in applying the requirements described herein, any "qualified REIT subsidiaries" of OAIC will be ignored, and all assets, liabilities, and items of income, deduction, and credit of such subsidiaries will be treated as assets, liabilities, and items of income, deduction, and credit of OAIC. The General Partner and the Limited Partner are "qualified REIT subsidiaries." Accordingly, neither the General Partner nor the Limited Partner will be subject to federal corporate income taxation, although each may be subject to state and local taxation.

Treasury Regulations provide that a REIT will be deemed to own its proportionate share of the assets of a partnership in which it is a partner, and will be deemed to be entitled to the gross income of the partnership attributable to such share. In addition, the assets and gross income of the partnership will retain the same character in the hands of the REIT for purposes of section 856 of the Code, including satisfying the gross income and asset tests described below. On December 19, 1997, IMI acquired 160,000 units in the operating partnership. Accordingly, OAIC's proportionate share of the assets and gross income of the Operating Partnership are treated as assets and gross income of OAIC for purposes of applying the requirements described herein.

         INCOME TESTS

         In order for OAIC to qualify and to maintain its qualification as a REIT, three requirements relating to OAIC's gross income must be satisfied annually. First, at least 75% of OAIC's gross income (excluding gross income from prohibited transactions) for each taxable year must consist of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including "rents from real property" and interest on obligations secured by mortgages on real property or on interests in real property) or temporary investment income. Second, at least 95% of OAIC's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property, mortgages on real property, or temporary investments, and from dividends, other types of interest, and gain from the sale or disposition of stock or securities. Third, not more than 30% of OAIC's gross income (including gross income from prohibited transactions) for each taxable year may be gain from the sale or other disposition of (i) stock or securities held for less than one year, (ii) dealer property that is not foreclosure property, and (iii) certain real property held for less than four years (apart from involuntary conversions and sales of foreclosure property). This third requirement no longer exists as of the 1998 tax year. The specific application of these tests to OAIC is discussed below.

         The term "interest," as defined for purposes of the 75% and 95% gross income tests, generally does not include any amount received or accrued (directly or indirectly) if the determination of such amount depends in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term "interest" solely by reason of being based on a fixed percentage or percentages of receipts or sales. In addition, an amount received or accrued generally will not be excluded from the term "interest" solely by reason of being based on the income or profits of a debtor if the debtor derives substantially all of its gross income from the related property through the leasing of substantially all of its interests in the property, to the extent the amounts received by the debtor would be characterized as rents from real property if received by a REIT. Furthermore, to the extent that interest from a loan that is based on the cash proceeds from the sale of the property securing the loan constitutes a "shared appreciation provision" (as defined in the Code), income attributable to such participation feature will be treated as gain from the sale of the secured property, which generally is qualifying income for purposes of the 75% and 95% gross income tests.

         Interest on obligations secured by mortgages on real property or on interests in real property is qualifying income for purposes of the 75% gross income test. Any amount includible in gross income with respect to a regular or residual interest in a REMIC generally is treated as interest on an obligation secured by a mortgage on real property. If, however, less than 95% of the assets of a REMIC consists of real estate assets (determined as if OAIC held such assets), OAIC will be treated as receiving directly its proportionate share of the income of the REMIC. In addition, if OAIC receives interest income with respect to a mortgage loan that is secured by both real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date OAIC purchased the mortgage loan, the interest income will be apportioned between the real property and the other property, which apportionment may cause OAIC to recognize income that is not qualifying income for purposes of the 75% gross income test.

         Interest, original issue discount, and market discount income that OAIC derives from its investments in subordinate interests, IOs, and Inverse IOs generally will be qualifying interest income for purposes of both the 75% and the 95% gross income tests, except to the extent that less than 95% of the assets of a REMIC in which OAIC holds an interest consists of real estate assets (determined as if OAIC held such assets), and OAIC's proportionate share of the income of the REMIC includes income that is not qualifying income for purposes of the 75% and 95% gross income tests. Most of the income that OAIC recognizes with respect to its investments in loans will be qualifying income for purposes of both gross income tests. In some cases, however, the loan amount may exceed the value of the real property securing the loan, which will result in a portion of the income from the loan being classified as qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test. It is also possible that, in some instances, the interest income from a loan may be based in part on the borrower's profits or net income, which generally will disqualify the income from the loan for purposes of both the 75% and the 95% gross income tests.

         OAIC may originate or acquire construction or mezzanine loans that have shared appreciation provisions. OAIC generally will be required to recognize income from a shared appreciation provision over the term of the related loan using the constant yield method pursuant to certain Treasury Regulations.

         OAIC may originate or acquire and securitize loans through the issuance of non-REMIC CMOs. As a result of such transactions, OAIC will retain an equity ownership interest in the loans that, after considering the notes issued in the securitization, has economic characteristics similar to those of a subordinate interest. In addition, OAIC may resecuritize MBS (or non-REMIC CMOs) through the issuance of non-REMIC CMOs, retaining an equity interest in the MBS used as collateral in the resecuritization transaction. Such transactions will not cause OAIC to fail to satisfy the gross income tests or the asset tests described herein.

         OAIC may receive income that is not qualifying income for purposes of the 75% and 95% gross income tests. For example, certain fees for services rendered by the Operating Partnership will not be qualifying income for purposes of the gross income tests. It is not anticipated that the Operating Partnership will receive a significant amount of such fees. OAIC will monitor the amount of nonqualifying income produced by its assets and has represented that it will manage its portfolio in order to comply at all times with the three gross income tests.

         The rent received by OAIC from the tenants of its real property ("Rent") will qualify as "rents from real property" in satisfying the gross income tests for a REIT described above only if several conditions are met. First, the amount of Rent must not be based, in whole or in part, on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term "rents from real property" solely by reason of being based on a fixed percentage or percentages of receipts or sales. Second, the Code provides that the Rent received from a tenant will not qualify as "rents from real property" in satisfying the gross income tests if OAIC, or a direct or indirect owner of 10% or more of OAIC, owns 10% or more of such tenant, taking into account both direct and constructive ownership (a "Related Party Tenant"). Third, if Rent attributable to personal property, leased in connection with a lease of Real Property, is greater than 15% of the total Rent received under the lease, then the portion of Rent attributable to such personal property will not qualify as "rents from real property." Finally, for the Rent to qualify as "rents from real property," OAIC generally must not operate or manage the Real Property or furnish or render services to the tenants of such real property, other than through an "independent contractor" who is adequately compensated and from whom OAIC derives no revenue. The "independent contractor" requirement, however, does not apply to the extent the services provided by OAIC are "usually or customarily rendered" in connection with the rental of space for occupancy only and are not otherwise considered "rendered to the occupant." Pursuant to a DE MINIMIS expection, OAIC may provide non-customary services to its tenants other than through an independent contractor without disqualifying the income from the property as long as the amount OAIC receives for the impermissible services does not exceed 1% of OAIC's gross income from the property. The amount that OAIC receives that is attributable to impermissible services cannot be valued at less than 150% of the direct cost to OAIC of providing the services.

         It is OAIC's policy that it will not charge Rent for any portion of any real property that is based, in whole or in part, on the income or profits of any person (except by reason of being based on a fixed percentage or percentages of receipts or sales, as described above) to the extent that the receipt of such Rent would jeopardize OAIC's status as a REIT. In addition, it is OAIC's intention that, to the extent that it receives Rent from a related party tenant, such Rent will not cause OAIC to fail to satisfy either the 75% or 95% gross income test. It is also OAIC's intention that it will not allow the Rent attributable to personal property leased in connection with any lease of real property to exceed 15% of the total Rent received under the lease, if the receipt of such Rent would cause OAIC to fail to satisfy either the 75% or 95% gross income test. Finally, OAIC intends that it will not operate or manage its real property or furnish or render noncustomary services to the tenants of its real property other than through an "independent contractor," to the extent that such operation or the provision of such services would jeopardize OAIC's status as a REIT.

         REITs generally are subject to tax at the maximum corporate rate on any income from foreclosure property (other than income that would be qualifying income for purposes of the 75% gross income test), less expenses directly connected with the production of such income. "Foreclosure property" is defined as any real property (including interests in real property) and any personal property incident to such real property (i) that is acquired by a REIT as the result of such REIT having bid in such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default (or default was imminent) on a lease of such property or on an indebtedness owed to the REIT that such property secured, (ii) for which the related loan was acquired by the REIT at a time when default was not imminent or anticipated, and (iii) for which such REIT makes a proper election to treat such property as foreclosure property. OAIC does not anticipate that it will receive any income from foreclosure property that is not qualifying income for purposes of the 75% gross income test, but, if OAIC does receive any such income, OAIC will make an election to treat the related property as foreclosure property.

         If property is not eligible for the election to be treated as foreclosure property ("Ineligible Property") because the related loan was acquired by the REIT at a time when default was imminent or anticipated, income received with respect to such Ineligible Property may not be qualifying income for purposes of the 75% or 95% gross income test. OAIC anticipates that any income it receives with respect to Ineligible Property will be qualifying income for purposes of the 75% and 95% gross income tests.

         Net income derived from a prohibited transaction is subject to a 100% tax. The term "prohibited transaction" generally includes a sale or other disposition of property (other than foreclosure property) that is held primarily for sale to customers in the ordinary course of a trade or business. The Company believes that no asset owned by OAIC or the Operating Partnership will be held for sale to customers and that a sale of any such asset will not be in the ordinary course of OAIC's or the Operating Partnership's business. Whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends, however, on the facts and circumstances in effect from time to time, including those related to a particular property. Nevertheless, OAIC will attempt to comply with the terms of safe-harbor provisions in the Code prescribing when asset sales will not be characterized as prohibited transactions. Complete assurance cannot be given, however, that OAIC can comply with the safe-harbor provisions of the Code or avoid owning property that may be characterized as property held "primarily for sale to customers in the ordinary course of a trade or business."

         OAIC will from time to time, enter into hedging transactions with respect to one or more of its assets or liabilities. Any such hedging transactions could take a variety of forms, including interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, and options. To the extent that OAIC enters into an interest rate swap or cap contract, option, future contract, forward rate agreement, or any similar financial instrument to reduce its interest rate risk with respect to debt incurred or to be incurred to acquire or carry real estate assets, any periodic income or gain from the disposition of such contract should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. To the extent that OAIC hedges with other types of financial instruments or in other situations, it may not be entirely clear how the income from those transactions will be treated for purposes of the various income tests that apply to REITs under the Code. OAIC intends to structure any hedging transactions in a manner that does not jeopardize its status as a REIT.

Accordingly, OAIC may conduct some or all of its hedging activities through a corporate subsidiary that is fully subject to federal corporate income tax.

         If OAIC fails to satisfy one or both of the 75% and 95% gross income tests for any taxable year, it nevertheless may qualify as a REIT for such year if it is entitled to relief under certain provisions of the Code. Those relief provisions generally will be available if OAIC's failure to meet such tests is due to reasonable cause and not due to willful neglect, OAIC attaches a schedule of the sources of its income to its return, and any incorrect information on the schedule was not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances OAIC would be entitled to the benefit of those relief provisions. As discussed above, even if those relief provisions apply, a 100% tax would be imposed on the net income attributable to the greater of the amount by which OAIC fails the 75% or 95% gross income test.

         ASSET TESTS

         OAIC, at the close of each quarter of each taxable year, also must satisfy two tests relating to the nature of its assets. First, at least 75% of the value of OAIC's total assets must be represented by cash or cash items (including certain receivables), government securities, "real estate assets," or, in cases where OAIC raises new capital through stock or long-term (at least five-year) debt offerings, temporary investments in stock or debt instruments during the one-year period following OAIC's receipt of such capital. The term "real estate assets" includes interests in real property, interests in mortgages on real property to the extent the principal balance of a mortgage does not exceed the fair market value of the associated real property, regular or residual interests in a REMIC (except that, if less than 95% of the assets of a REMIC consists of "real estate assets" (determined as if OAIC held such assets), OAIC will be treated as holding directly its proportionate share of the assets of such REMIC), and shares of other REITs. For purposes of the 75% asset test, the term "interest in real property" includes an interest in mortgage loans on land and improvements thereon, such as buildings or other inherently permanent structures (including items that are structural components of such buildings on structures), a leasehold of real property, and an option to acquire real property (or a leasehold of real property). An "interest" in real property also generally includes an interest in mortgage loans secured by controlling equity interests in entities treated as partnerships for federal income tax purposes that own real property, to the extent that the principal balance of the mortgage does not exceed the fair market value of the real property that is allocable to the equity interest. Second, of the investments not included in the 75% asset class, the value of any one issuer's securities owned by OAIC may not exceed 5% of the value of OAIC's total assets, and OAIC may not own more than 10% of any one issuer's outstanding voting securities (except for its interests in the Operating Partnership, the General Partner, the Limited Partner, any other qualified REIT subsidiary, partnership or any other REIT).

         OAIC expects that any distressed real properties, subordinate interests, IOs and temporary investments that it acquires generally will be qualifying assets for purposes of the 75% asset test, except to the extent that less than 95% of the assets of a REMIC in which OAIC owns an interest consists of "real estate assets" and OAIC's proportionate share of those assets includes assets that are nonqualifying assets for purposes of the 75% asset test. Loans also will be qualifying assets for purposes of the 75% asset test to the extent that the principal balance of each mortgage loan does not exceed the value of the associated real property. OAIC will monitor the status of the assets that it acquires for purposes of the various asset tests and has represented that it will manage its portfolio in order to comply at all times with such tests.

         If OAIC should fail to satisfy the asset tests at the end of a calendar quarter, such a failure would not cause it to lose its REIT status if (i) it satisfied the asset tests at the close of the preceding calendar quarter and
(ii) the discrepancy between the value of OAIC's assets and the asset test requirements arose from changes in the market values of its assets and was not wholly or partly caused by the acquisition of one or more non-qualifying assets. If the condition described in clause (ii) of the preceding sentence were not satisfied, OAIC still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.

         DISTRIBUTION REQUIREMENTS

         OAIC, in order to avoid corporate income taxation of the earnings that it distributes, is required to distribute with respect to each taxable year dividends (other than capital gain dividends) to its stockholders in an aggregate amount at least equal to (i) the sum of (A) 95% of its "REIT taxable income" (computed without regard to the dividends paid deduction and its net capital gain) and (B) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before OAIC timely files its federal income tax return for such year and if paid on or before the first regular dividend payment date after such declaration. To the extent that OAIC does not distribute all of its net capital gain or distributes at least 95%, but less than 100%, of its "REIT taxable income," as adjusted, it will be subject to tax thereon at regular ordinary and capital gains corporate tax rates. Furthermore, if OAIC should fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates falling in the last three months of the calendar year, by the end of the January immediately following such year) at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain income for such year, and (iii) any undistributed taxable income from prior periods, OAIC would be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed. OAIC intends to make timely distributions sufficient to satisfy the annual distribution requirements.

         It is possible that, from time to time, OAIC may experience timing differences between (i) the actual receipt of income and actual payment of deductible expenses and (ii) the inclusion of that income and deduction of such expenses in arriving at its REIT taxable income. For example, OAIC will recognize taxable income in excess of its cash receipts when, as generally happens, original issue discount ("OID") accrues with respect to its subordinate interests. Furthermore, some loans and IOs may be deemed to have OID, in which case OAIC will be required to recognize taxable income in advance of the related cash flow. In addition, pursuant to certain Treasury Regulations, OAIC may be required to recognize the projected amount of any payment to be made pursuant to a shared appreciation provision over the term of the related loan using the constant yield method. OID generally will be accrued using a methodology that does not allow credit losses to be reflected until they are actually incurred. In addition, OAIC may recognize taxable market discount income upon the receipt of proceeds from the disposition of, or principal payments on, subordinate interests and loans that are "market discount bonds" (i.e., obligations with a stated redemption price at maturity that is greater than OAIC's tax basis in such obligations), although such proceeds often will be used to make non-deductible principal payments on related borrowings. OAIC also may recognize excess inclusion or other "phantom" taxable income from REMIC residual interests. It also is possible that, from time to time, OAIC may recognize net capital gain attributable to the sale of depreciated property that exceeds its cash receipts from the sale. Finally, OAIC may recognize taxable income without receiving a corresponding cash distribution if it forecloses on or makes a "significant modification" (as defined in Regulations section 1.1001-3(e)) to a loan, to the extent that the fair market value of the underlying property or the principal amount of the modified loan, as applicable, exceeds OAIC's basis in the original loan. Therefore, OAIC may have less cash than is necessary to meet its annual 95% distribution requirement or to avoid corporate income tax or the excise tax imposed on certain undistributed income. In such a situation, OAIC may find it necessary to arrange for short-term (or possibly long-term) borrowings or to raise funds through the issuance of preferred stock or additional common stock.

         Under certain circumstances, OAIC may be able to rectify a failure to meet the distribution requirements for a year by paying "deficiency dividends" to its stockholders in a later year, which may be included in OAIC's deduction for dividends paid for the earlier year. Although OAIC may be able to avoid being taxed on amounts distributed as deficiency dividends, it will be required to pay to the IRS interest based upon the amount of any deduction taken for deficiency dividends.

         RECORDKEEPING REQUIREMENTS

         Pursuant to applicable Treasury Regulations, in order to be able to elect to be taxed as a REIT, OAIC must maintain certain records and request on an annual basis certain information from its stockholders designed to disclose the actual ownership of its outstanding stock. OAIC intends to comply with such requirements.

FAILURE TO QUALIFY

         If OAIC fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, OAIC will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to OAIC's stockholders in any year in which OAIC fails to qualify will not be deductible by OAIC nor will they be required to be made. In such event, to the extent of OAIC's current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income and, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statutory provisions, OAIC also will be disqualified from taxation as a REIT for the four taxable years following the year during which OAIC ceased to qualify as a REIT. It is not possible to state whether in all circumstances OAIC would be entitled to such statutory relief.


ITEM 2.  PROPERTIES

OFFICES

         The Company does not maintain an office. It relies on the facilities provided by its manager, OCC. In addition, reference is made to the section entitled "Business-Distressed Commercial Real Estate Activities" which is incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         Information   required   by  this  Item   appears   under  the  caption
"Shareholder Information" on page 27 of the Annual Report to Shareholders and is incorporated herein by reference.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

         Information  required by this Item appears under the caption  "Selected
Consolidated   Financial  Information"  on  page  1  of  the  Annual  Report  to
Shareholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this Item appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 to 9 of the Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS

         Information required by this Item appears in the Annual Report to Shareholders on pages 12 to 26 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information contained in the Company's 1998 Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Election of Directors --Nominees for Director," "Executive Officers Who Are Not Directors," and "Security Ownership of Certain Beneficial Owners -- Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information contained in the Company's 1998 Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Executive Compensation," other than under the sub-caption "Report of the Nominating and Compensation Committee," and "Board of Directors Compensation" is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in the Company's 1998 Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners -- Beneficial Ownership of Common Stock" is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Company's 1998 Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)     Exhibits

                  3.1     Amended and Restated Articles of Incorporation (1)

                  3.2     Bylaws(1)

                  4.1     Form of Common Stock Certificate (1).

                 10.1     Form of Management Agreement (1).

                 10.2     Form of Registration Rights Agreement (1).

                 10.3     Second  Amended  and  Restated  Agreement  of  Limited
                          Partnership   of   Ocwen   Partnership   L.P.   (filed
                          herewith).

                 10.4     Form of Stock Option Plan (1)

                 11.1     Computation of earnings per share.

                 13.1 Annual Report to Shareholders for the Period Ended December 31, 1997

                 21.0     List of subsidiaries.

                 27.1     Financial   Data  Schedule  -  For  the  period  ended
                          December 31, 1997

                 27.2     Financial  Data  Schedule - For the period  ended June
                          30, 1997

                 27.3     Financial   Data  Schedule  -  For  the  period  ended
                          September 30, 1997

                           (1) Incorporated by reference to the similarly described exhibit filed in connection with the Company's Registration Statement on Form S-11 (File No. 333-21965), as amended, declared effective by the Commission on May 14, 1997.

                           (2) Computation of earnings per share appears on page 25 in the Annual Report to Shareholders and is incorporated herein by reference.

         (b)     Financial Statements and Schedules

                 The following Consolidated Financial Statements of Ocwen Asset Investment Corp. and Report of Price Waterhouse LLP, Independent Certified Public Accountants, are incorporated herein by reference to pages 11 to 26 of the Company's Annual Report to Shareholders:

                 (1)       Report of Independent Certified Public Accountants

                 (2) Consolidated Statement of Financial Condition at December 31, 1997

                 (3) Consolidated Statement of Operations for the period from May 14, 1997 to December 31, 1997

                 (4) Consolidated Statement of Changes in Stockholders' Equity for the period from May 14, 1997 to December 31, 1997

                 (5) Consolidated Statement of Cash Flows for the period from May 14, 1997 to December 31, 1997

                 (6)       Notes to Consolidated Financial Statements

                 Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

         (c)     Reports on Form 8-K filed during the quarter ended December 31,
                 1997

                 (1) A Form 8-K was filed by the Company on October 31, 1997 which contained a news release announcing the Company's financial results for the three months ended September 30, 1997 and for the period May 19, 1997 to September 30, 1997.

                 (2) A Form 8-K was filed by the Company on December 9, 1997 which contained a news release announcing the Company's November 1997 investments of $35.4 million and $164.9 million in outstanding commitments.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        OCWEN ASSET INVESTMENT CORP.


                        By:/s/ WILLIAM C. ERBEY
                           -----------------------------------------------------
                               William C. Erbey
                               Chairman of the Board and Chief Executive Officer (duly authorized representative)


Date:  March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/ WILLIAM C. ERBEY                                 Date:    March 31, 1998
---------------------------------------------
    William C. Erbey, Chairman of the Board
    and Chief Executive Officer

/s/ CHRISTINE A. REICH                               Date:    March 31, 1998
---------------------------------------------
    Christine A. Reich, President


/s/ TIMOTHY J. RIDDIOUGH                             Date:    March 31, 1998
---------------------------------------------
    Timothy J. Riddiough, Director


                                                     Date:    March 31, 1998
---------------------------------------------
    Robert F. Pugilese, Director


/s/ PETER M. SMALL                                   Date:    March 31, 1998
---------------------------------------------
    Peter M. Small, Director


/s/ MARK S. ZEIDMAN                                  Date:    March 31, 1998
---------------------------------------------
    Mark S. Zeidman, Chief Financial Officer
    (principal financial and accounting officer)