Form 10-Q
period 1998-03-31
OCWEN ASSET INVESTMENT CORP
filed 1998-05-15
CIK 1033643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 000-22389

                          OCWEN ASSET INVESTMENT CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


Virginia                                                         65-0736120
--------                                                         ----------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                              THE FORUM, SUITE 1000
                              ---------------------
         1675 PALM BEACH LAKES BOULEVARD, WEST PALM BEACH, FLORIDA 33401
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (561) 682-8000
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


Number of shares of Common Stock, $.01 par value, outstanding at the close of business on May 12, 1998: 18,965,000 shares.

                          OCWEN ASSET INVESTMENT CORP.
                                    FORM 10-Q


                                    I N D E X
========================================================================================================


PART I - FINANCIAL INFORMATION                                                                      PAGE

Item 1.  Interim Consolidated Financial Statements (Unaudited)................................        3

         Consolidated Statement of Financial Condition
         at March 31, 1998 and December 31, 1997..............................................        3

         Consolidated Statement of Operations for the three months ended March 31, 1998.......        4

         Consolidated Statement of Changes in Shareholders' Equity for the three months
         ended March 31, 1998 and for the period from May 14, 1997 to December 31, 1997.......        5

         Consolidated Statement of Cash Flows for the three months ended March 31, 1998.......        6

         Notes to Consolidated Financial Statements...........................................        7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................................       10

Item 3   Quantitative and Qualitative Disclosures About Market Risk ..........................       20

PART II - OTHER INFORMATION

Item 2.  Changes in Securities................................................................       21

Item 6.  Exhibits and Reports on Form 8-K.....................................................       21

Signature.....................................................................................       23


                                     PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                                      OCWEN ASSET INVESTMENT CORP.
                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     March 31,            December 31,
                                                                       1998                   1997
                                                                   -------------         -------------
ASSETS:
Cash and amounts due from depository institutions ..............   $     373,097         $     331,047
Interest bearing deposits ......................................       7,236,506            48,346,076
Securities held for trading ....................................      42,545,318                    --
Securities available for sale, at market value .................     157,991,828           146,026,907
Loan portfolio, net ............................................     144,604,936            15,831,479
Discount loan portfolio, net ...................................      27,108,120            26,978,888
Investment in real estate, net .................................      58,865,764            45,430,039
Principal and interest receivable ..............................       5,082,838             2,518,272
Deposits on pending asset acquisitions .........................       3,003,500             1,000,000
Other assets ...................................................         913,363             1,540,633
                                                                   -------------         -------------
                                                                   $ 447,725,270         $ 288,003,341
                                                                   =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Securities sold under agreements to repurchase ...............   $  85,274,000         $          --
  Obligation outstanding under line of credit ..................      81,890,207                    --
  Dividends and distributions payable ..........................       4,825,000             7,458,750
  Accrued expenses, payables and other liabilities .............       5,624,848             6,344,783
                                                                   -------------         -------------
                                                                     177,614,055            13,803,533
                                                                   -------------         -------------

Minority interest ..............................................       5,753,797             2,941,541
                                                                   -------------         -------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 25,000,000 shares authorized;
     0 shares issued and outstanding ...........................              --                    --
  Common Stock, $.01 par value; 200,000,000 shares authorized;
     19,125,000 shares issued; 18,965,000 shares outstanding ...         191,250               191,250
  Additional paid-in capital ...................................     283,496,750           283,496,750
  Distributions in excess of earnings ..........................     (17,352,824)           (2,107,331)
  Unrealized gain (loss) on securities available for sale ......       1,016,754            (7,327,890)
  Treasury stock at cost (160,000 shares) ......................      (2,994,512)           (2,994,512)
                                                                   -------------         -------------
     Total shareholders' equity ................................     264,357,418           271,258,267
                                                                   -------------         -------------
                                                                   $ 447,725,270         $ 288,003,341
                                                                   =============         =============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                   3

                          OCWEN ASSET INVESTMENT CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

Interest income:
  Repurchase agreements and interest bearing deposits .........   $    198,138
  Securities held for trading .................................     (2,637,259)
  Securities available for sale ...............................      4,648,582
  Loans .......................................................      1,240,807
  Discount loans ..............................................        902,777
                                                                  ------------
                                                                     4,353,045
                                                                  ------------
Interest expense:
  Securities sold under agreements to repurchase ..............        655,001
  Obligations outstanding under lines of credit ...............         28,548
  Other .......................................................         10,268
                                                                  ------------
                                                                       693,817
                                                                  ------------

  Net interest income before provision for loan losses ........      3,659,228
Provision for loan losses .....................................        105,073
                                                                  ------------
  Net interest income after provision for loan losses .........      3,554,155
                                                                  ------------

Operating income:
  Real estate investments, net ................................        796,104
  Other .......................................................          7,857
                                                                  ------------
                                                                       803,961
                                                                  ------------

Operating expenses:
  Management fees .............................................        828,881
  Due diligence expenses ......................................        192,689
  Foreign currency (gain) loss ................................       (116,953)
  Other .......................................................        189,655
                                                                  ------------
                                                                     1,094,272
                                                                  ------------

Loss on securities held for trading ...........................    (13,957,628)
                                                                  ------------

  (Loss) income before minority interest ......................    (10,693,784)
Minority interest in net loss (income) of
  operating partnership .......................................        189,542
                                                                  ------------
     Net (loss) income ........................................   $(10,504,242)
                                                                  ============

Earnings per share:
     Basic ....................................................   $      (0.55)
                                                                  ============
     Diluted ..................................................   $      (0.54)
                                                                  ============


Weighted average shares outstanding:
     Basic ....................................................     18,965,000
                                                                  ============
     Diluted ..................................................     19,280,848
                                                                  ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                                    OCWEN ASSET INVESTMENT CORP.
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                              FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                        AND FOR THE PERIOD MAY 14, 1997 TO DECEMBER 31, 1997

                                                                                                         Unrealized
                                                                                                         gain(loss)
                                                                                                             on
                                            Common Stock                                 Distributions   securities
                                     -----------------------  Treasury     Additional      in excess     available
                                        Shares      Amount      stock    paid-in-capital  of earnings     for sale       Total
                                     -----------  ---------- ----------- --------------- -------------  -----------  -------------
Issuance of common stock ...........  19,125,000  $  191,250  $       --  $ 283,496,750  $          --  $        --  $ 283,688,000

Repurchase of common stock .........    (160,000)         --  (2,994,512)            --             --           --     (2,994,512)

Net income .........................          --          --          --             --     11,791,518           --     11,791,518

Dividends ..........................          --          --          --             --    (13,898,849)          --    (13,898,849)

Change in unrealized gain (loss)
  on securities available for sale..          --          --          --             --             --   (7,327,890)    (7,327,890)
                                     -----------  ---------- -----------  -------------  -------------  -----------  -------------

Balances at December 31, 1997 ......  18,965,000     191,250  (2,994,512)   283,496,750     (2,107,331)  (7,327,890)   271,258,267

Net loss ...........................          --          --          --             --    (10,504,242)          --    (10,504,242)

Dividends ..........................          --          --          --             --     (4,741,251)          --     (4,741,251)

Change in unrealized gain (loss)
  on securities available for sale..          --          --          --             --             --    8,344,644      8,344,644
                                     -----------  ---------- -----------  -------------  -------------  -----------  -------------

Balances at March 31, 1998 .........  18,965,000  $  191,250 $(2,994,512) $ 283,496,750  $ (17,352,824) $ 1,016,754  $ 264,357,418
                                     ===========  ========== ===========  =============  =============  ===========  =============


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                            OCWEN ASSET INVESTMENT CORP.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31, 1998

Cash flows from operating activities:
   Net loss .......................................................   $ (10,504,242)
     Adjustments to reconcile net income to net cash provided by operating activities:
       Premium amortization (discount accretion), net .............       8,434,965
       Depreciation ...............................................         304,437
       Foreign exchange gain ......................................        (116,953)
       Provision for loan losses ..................................         105,073
       Loss on securities held for trading ........................      13,957,628
       Increase in interest receivable ............................      (2,564,566)
       Decrease in other assets ...................................         627,270
       Decrease in accrued expenses, payables and other liabilities        (719,935)
       Minority interest in net loss of operating partnership .....        (189,542)
                                                                      -------------
Net cash provided by operating activities .........................       9,334,135
                                                                      -------------
Cash flows from investing activities:
   Purchase of securities available for sale ......................     (72,771,240)
   Maturities and principal payments received on securities
     available for sale ...........................................       4,003,330
   Purchase of loans ..............................................    (129,054,935)
   Principal payments received from discount loans ................           6,915
   Principal payments received from loans .........................         366,932
   Investment in real estate ......................................     (13,740,162)
   Deposits on pending asset acquisitions .........................      (2,003,500)
                                                                      -------------
Net cash used by investing activities .............................    (213,192,660)
                                                                      -------------
Cash flows from financing activities:
   Dividend payments on common stock ..............................      (7,458,750)
   Redemption of shares ...........................................      (3,085,548)
   Proceeds from sale of operating partnership units ..............       3,085,548
   Issuance of shares .............................................       3,085,548
   Increase in securities sold under agreements to repurchase .....      85,274,000
   Increase in obligations outstanding under lines of credit ......      81,890,207
                                                                      -------------
Net cash provided by financing activities .........................     162,791,005
                                                                      -------------

Net decrease in cash and cash equivalents .........................     (41,067,520)
Cash and cash equivalents at beginning of period ..................      48,677,123
                                                                      -------------
Cash and cash equivalents at end of period ........................   $   7,609,603
                                                                      =============
Reconciliation of cash and cash equivalents at end of period:
   Cash and amounts due from depository institutions ..............         373,097
   Interest bearing deposits ......................................       7,236,506
                                                                      -------------
     Total ........................................................   $   7,609,603
                                                                      =============
Supplemental schedule of non-cash financing activities:
   Common stock dividends and distributions declared but not paid..   $   4,825,000
                                                                      =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 2. OCWEN ASSET INVESTMENT CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 1998


================================================================================

NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of Ocwen Asset Investment Corp. ("OAC" or the "Company") and its subsidiaries. OAC directly owns two qualified real estate investment trust ("REIT") subsidiaries, Ocwen General Partner, Inc. ("General Partner") and Ocwen Limited, Inc. ("Limited Partner"), among others. General Partner and Limited Partner own 1% and 97.26%, respectively of Ocwen Partnership, L.P. ("Operating Partnership"). The minority interest at March 31, 1998 represents a 1.74% interest (335,000 units) in the Operating Partnership held by Investors Mortgage Insurance Holding Company ("IMI"), a wholly owned subsidiary of Ocwen Financial Corporation ("Ocwen"). IMI also owns 1,540,000 shares, or 8.12%, of the Company's outstanding common stock.

         In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the Company's financial condition at March 31, 1998 and December 31, 1997, the results of its operations for the three months ended March 31, 1998, the changes in shareholders' equity for the three month period ended March 31, 1998 and for the period May 14, 1997 to December 31, 1997 and its cash flows for the three months ended March 31, 1998. Operating results for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ended December 31, 1998.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

NOTE 2   ORGANIZATION AND RELATIONSHIPS

         OAC was incorporated in the Commonwealth of Virginia on January 22, 1997 and was initially capitalized on February 12, 1997 through the sale of 100 shares of common stock for $1,600. On May 14, 1997, the Company completed an initial public offering ("IPO") with the sale of 19,125,000 shares of common stock, par value $.01 per share, at a price of $16.00 per share (before underwriting and offering expenses), and commenced operations thereon.

         The Company has entered into a management agreement with Ocwen Capital Corporation ("OCC"), a wholly owned subsidiary of Ocwen Financial Corporation ("Ocwen"), under which OCC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. OCC has 1,912,500 options (25% of which vest each year over the next four years) to purchase, at the election of the Company, either shares of the Company or an equivalent number of units in the Operating Partnership at an exercise price of $16.00 per share. For its services, OCC receives a base management fee of 1% per annum of average invested assets, as defined in the related agreement, payable quarterly. In addition, OCC is entitled to receive incentive compensation in an amount equal to 25% of the dollar amount by which Funds From Operations ("FFO"), as adjusted, exceeds certain defined levels.

ITEM 2. OCWEN ASSET INVESTMENT CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 1998

================================================================================

NOTE 3   RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards found in APB No. 15 for computing earnings per share ("EPS") and makes them comparable to international standards. Under SFAS No. 128, OAC is required to present both basic and diluted EPS on the face of its statements of operations. Basic EPS, which replaces primary EPS required by APB No. 15 for entities with complex capital structures, excludes common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 with earlier application not permitted. The Company adopted SFAS No. 128 effective December 31, 1997.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the inclusion of comprehensive income, either in a separate statement for comprehensive income, or as part of a combined statement of income and comprehensive income in a full-set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. SFAS No. 130 requires that comprehensive income be presented beginning with net income, adding the elements of comprehensive income not included in the determination of net income, to arrive at comprehensive income. SFAS No. 130 also requires that an enterprise display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for the Company's fiscal year beginning January 1, 1998. SFAS No. 130 requires the presentation of information already contained in the Company's financial statements and therefore did not have an impact on the Company's financial position or results of operations upon adoption.

        In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of information about operating segments by public business enterprises in their annual and interim financial reports issued to shareholders. SFAS No. 131 requires that a public business enterprise report financial and descriptive information, including profit or loss, certain specific revenue and expense items, and segment assets, about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for the Company's financial statements for periods beginning after December 15, 1997. SFAS No. 131 is a disclosure requirement and therefore did not have an effect on the Company's financial position or results of operations upon adoption.

NOTE 4   INCOME TAXES

         The Company qualifies as a REIT under Sections 856 through 860 of the Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that is distributed to shareholders if it distributes at least 95% of its taxable income by the due date of its federal income tax return and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying consolidated financial statements.

NOTE 5   COMPREHENSIVE INCOME

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. SFAS No. 130 requires that comprehensive income be presented beginning with net income, adding the elements of comprehensive income not included in the determination of net income,

ITEM 2. OCWEN ASSET INVESTMENT CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 1998

================================================================================

to arrive at comprehensive income. Comprehensive income for the three months ended March 31, 1998 amounts to a loss of $2.2 million.

NOTE 6   INTEREST RATE RISK MANAGEMENT INSTRUMENTS

         In order to match-fund the Company's asset base with anticipated borrowings and thereby minimize the impact from changes in net interest income due to changes in 1-month London Interbank Offered Rate ("LIBOR"), the Company has entered into swaps. Under swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The terms of the swaps provide for the Company to receive a floating rate of interest equal to LIBOR and to pay fixed interest rates. The notional amount of the outstanding swap is amortized (i.e., reduced) monthly based upon estimated prepayment rates of the mortgages underlying the securities being hedged. The terms of the outstanding and committed swaps at March 31, 1998 follow (Dollars in Thousands):

                     Notional     LIBOR                  Floating Rate at
    Maturity          Amount      Index     Fixed Rate    End of Period      Fair Value
    --------         --------     -----     ----------   ----------------    ----------
      2003           $100,000     1-month       5.75%          5.68%          $     900

         The 1-month LIBOR was 5.68% on March 31, 1998. The terms of the committed swaps at March 31, 1998 follow (Dollars in Thousands):

                                Notional      LIBOR
    Effective     Maturity       Amount       Index       Fixed Rate     Fair Value
    ---------     --------      --------      -----       ----------     ----------
       4/1          2001      $   17,000     1-month        6.00%         $     (44)
       4/2          2001          75,000     1-month        5.99%         $      93
       4/1          2002           8,780     1-month        6.04%         $     (31)

NOTE 7   COMMITMENTS

         At March 31, 1998, outstanding commitments totaled $147.8 million and included $80.4 million related to the acquisition of two residual securities, $34.6 million related to the origination of a commercial real estate construction loan, and $32.8 million of subordinate interests in commercial mortgage-backed securities.

         Each of these commitments is subject to various closing conditions including, but not limited to, completion of satisfactory due diligence efforts, the negotiation of definitive purchase and sales agreements and/or conditions the borrowers or sellers must satisfy prior to OAC funding the transactions.

NOTE 8   SHAREHOLDERS' EQUITY

         On February 17, 1998, the Company sold 175,000 shares of common stock for cash in an aggregate amount of approximately $3.1 million to certain officers and directors of the Company and Ocwen Financial Corporation ("Ocwen"). In connection with this stock issuance, a subsidiary of Ocwen sold a like number of shares of the Company's common stock to the Company and invested in a like number of limited partnership units of the Company's operating partnership in order to comply with the stock ownership restrictions imposed on REITs under the code.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

GENERAL

         The Company is a Virginia corporation that was formed in the first quarter of 1997, that has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and that specializes in opportunistic real estate investments.

         As of March 31, 1998, OAC's total closed transactions since its initial public offering, net of repayments to date, is $511.0 million. Of this amount, $432.1 million had been funded and $78.9 million is to be funded over the construction and renovation periods, which range from 6 to 30 months.

        The following discussion of the Company's consolidated financial condition, results from operations, and capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 hereof.

RECENT DEVELOPMENTS

         On April 1, 1998, OAC purchased a $32.8 million subordinate investment in the "BB", "B" and unrated classes of a commercial mortgage-backed security issued in 1995. Ocwen Federal Bank FSB (the "Bank"), a wholly-owned subsidiary of Ocwen, is the special servicer of any loans which are 60 days or more delinquent.

         On April 8, 1998, the Company acquired, an existing 536,000 square foot, 22-story Class-A office building located at 225 Bush Street in the financial district of San Francisco, California for $100.2 million in cash. The building was purchased from Pacific Resources Development, Inc., an unaffiliated third party (the "Seller"). The purchase price was determined through arms length negotiations between the Seller and OCC, and the source of funds for this purchase by OAC was a $75.0 million loan from Salomon Brothers Realty Corp. and cash reserves on hand. OAC intends to continue to use the building for rentals.

         On April 24, 1998, OAC acquired securitized mortgage loan residuals for (pound)33.7 million (approximately $55.0 million), from Cityscape Financial Corp. In addition, OAC and Ocwen entered into an agreement for the Bank to service the securitized mortgage loan residuals.

         On April 30, 1998, OAC purchased a $59.7 million investment in a residual security supported by a pool of 6,946 subprime mortgage loans. The Bank is the master servicer of the loans.

         On May 1, 1998, OAC's common stock began trading on the New York Stock Exchange under the symbol "OAC". OAC, which had traded on the NASDAQ National Market System under the symbol "OAIC" since May, 1997, was delisted from trading on NASDAQ on the same date.

         On May 1, 1998, OAC purchased a $13.25 million investment in a subordinate security supported by a pool of 7,474 single-family residential mortgages the Bank is the master servicer of the loans.

         On May 7, 1998, OAC sold its entire portfolio of interest-only and inverse interest-only securities (together, "IOs") at amortized cost plus accrued interest for cash in the amount of $54.6 million to William C. Erbey, Chairman and Chief Executive Officer of OAC, and Barry N. Wish, a director of Ocwen. The amortized cost of the IO portfolio at April 30, 1998, exceeded the market value by approximately $14.0 million. Because the IOs are being sold to a principal shareholder and another related party, the amount by which amortized cost exceeds market value has been recorded as a charge to earnings for the quarter ended March 31, 1998, in accordance with generally accepted accounting principles. The cash received in excess of market value will be reflected on OAC's books as a capital contribution, effectively reestablishing OAC's equity position. The charge with respect to the IO portfolio

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

in the month of April will impact FFO by approximately $0.01 to $0.03 per share. The sale of the IO portfolio is expected to generate a capital loss for tax purposes that will be deductible in future periods against long-term capital gains.

         On May 7, 1998, OAC's operating partnership issued 1,495,436 additional partnership units to IMI in exchange for a capital contribution of $24.9 million.

FUNDS FROM OPERATIONS

         Most industry analysts, including the Company, consider FFO an appropriate supplementary measure of operating performance of a REIT. However, FFO does not represent cash provided by operating activities in accordance with generally accepted accounting principles ("GAAP") and should not be considered an alternative to net income as an indication of the results of the Company's performance or to cash flows as a measure of liquidity. In 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. The following table computes FFO under the NAREIT definition. FFO consists of net income applicable to common shareholders (computed in accordance with generally accepted accounting principles) excluding gains (losses) from debt restructuring and sales of property (including furniture and equipment) plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

         For the quarter ended March 31, 1998, the Company's FFO was $3.8 million or $0.19 per diluted weighted average common share. The following table sets forth the calculation of the Company's FFO for the period.

                                                         For the Three Months
                                                         Ended March 31, 1998
                                                        ----------------------
                                                        (Dollars in Thousands)

Net income..............................................      $     (10,504)
Add: Real estate related depreciation...................                304
     Non-recurring loss on IO portfolio.................             13,958
                                                              -------------
FFO ....................................................      $       3,758
                                                              =============

Diluted weighted average shares outstanding.............         19,280,848
                                                              =============

RESULTS OF OPERATIONS

         The Company completed an initial public offering on May 14, 1997 and commenced operations thereon. The Company incurred a net loss for the quarter ended March 31, 1998 of $10.5 million, or $0.54 per diluted weighted average common share. The loss for the first quarter was attributable to a mark-to-market loss of $14.0 million on OAC's portfolio of IOs held for trading, in addition to write-downs on the IOs totaling $3.1 million for the quarter. See also "Recent Developments" in this Item 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

         The Company is engaged in a variety of real estate and mortgage-related investment activities, investing primarily in mortgage-related securities, commercial real estate, commercial discount loans and commercial and residential loans. The following table presents the contribution by investment activity to the Company's net income before minority interest as of March 31, 1998.

(Dollars in Thousands)                                  Amount             %
---------------------------------------------------  --------------     -------
Mortgage-related securities and other
  short-term investments...........................  $    (12,864)      (120)%
Commercial real estate.............................           792          7
Commercial discount loans..........................           562          5
Commercial and residential loans...................           816          8
                                                     ------------        ---
                                                     $    (10,694)       100%
                                                     ============        ===

         INTEREST INCOME. The following table sets forth information regarding the total amount of income from interest-earning assets and the resultant average yields. Information is based on daily average balances during the reported period.

                                                              For the Three Months
                                                              Ended March 31, 1998
                                                           --------------------------
                                                            Average         Interest       Annualized
(Dollars in Thousands)                                      Balance          Income          Yield
-------------------------------------------------------    ----------      ----------      ----------
Repurchase agreements and interest-bearing deposits...     $   14,035      $      198          5.71%
Securities held for trading...........................         53,950          (2,637)       (19.82)
Securities available for sale.........................        133,328           4,649         14.14
Loan portfolio........................................         47,691           1,241         10.55
Discount loan portfolio...............................         26,929             902        *13.60
                                                           ----------      ----------
   Total..............................................     $  275,933      $    4,353        * 6.40%
                                                           ==========      ==========

* As revised

         The negative yield on securities held for trading was primarily attributable to declining interest rates and resulted in increased prepayment speeds, and permanent write-downs on the IOs totaling $3.1 million for the quarter. The decline in value of the IO portfolio during the quarter stems from increased prepayments of the underlying mortgages as a result of a decrease in market interest rates. Subsequent to March 31, 1998, the Company sold its entire IO portfolio to William C. Erbey, Chairman and Chief Executive Officer of OAC, and Barry N. Wish, a director of Ocwen. See "Recent Developments" above.

         INTEREST EXPENSE. The following table sets forth information regarding the total amount of interest expense associated with interest-bearing liabilities and the resultant average rates. Information is based on daily average balances during the reported period.


                                                              For the Three Months
                                                              Ended March 31, 1998
                                                           --------------------------
                                                            Average         Interest       Annualized
(Dollars in Thousands)                                      Balance         Expense          Yield
-------------------------------------------------------    ----------      ----------      ----------
Securities sold under agreements to
  repurchase and other................................     $   39,577      $      665          6.81%
Obligation outstanding under line of credit...........          1,820              29          6.36
                                                           ----------      ----------
   Total..............................................     $   41,397      $      694          6.79%
                                                           ==========      ==========

         OPERATING INCOME. Operating income is comprised primarily of $796,000 in income earned on investments in real estate during the three months ended March 31, 1998. Such income represents rental income, net of operating expenses and depreciation, generated from the Company's investment in three office buildings located in California and a retail shopping center located in Florida.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

         OPERATING EXPENSES. Management fees totaling $829,000 for the first quarter of 1998 were comprised solely of the base management fee (1% per annum of average invested assets) earned by OCC pursuant to the terms of a management agreement entered into between the Company and Ocwen. OCC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. See Note 1 to the Interim Consolidated Financial Statements included in Item 1 hereof. In addition, the Company incurred due diligence expenses of $193,000 in connection with its asset acquisitions. Foreign currency gain for the period of $117,000 is a result of the declining U.S. dollar versus the Canadian dollar and relates to the Company's investment in a Canadian commercial discount loan. See "Discount Loan Portfolio." Other expenses of $190,000 were comprised of auditing fees, insurance premiums and other miscellaneous expenses.

CHANGES IN FINANCIAL CONDITION

         GENERAL. From December 31, 1997 to March 31, 1998, total assets increased $159.7 million or 55% to $447.7 million. This increase was primarily due to a $128.8 million increase in the loan portfolio, a $42.5 million increase in securities held for trading, a $13.4 million increase in investments in real estate, and a $12.0 million increase in securities available for sale, offset by a $41.1 million decrease in interest-bearing deposits. Total liabilities increased $163.8 million during the period, primarily as a result of $85.3 million of securities sold under agreements to repurchase and an $81.9 million obligation outstanding under a line of credit.

         REPURCHASE AGREEMENTS AND INTEREST-EARNING DEPOSITS. At March 31, 1998 total interest earning deposits amounted to $7.2 million or 2% of total assets and were comprised of deposits at various banks. Interest bearing deposits declined by $41.1 million or 85% from December 31, 1997 to March 31, 1998. The change is due to the reinvestment of cash and cash equivalents into long term assets.

         Although the Company had no repurchase agreements at March 31, 1998 or December 31, 1997, it enters into such agreements from time to time. In these transactions, the Company purchases securities from a counterparty, and agrees to sell the securities back to the counterparty at a specified future date. Repurchase agreements are carried at the amounts at which the securities will be subsequently resold to the counterparty plus accrued interest, as specified in the respective agreements. The securities purchased are held in custody for the benefit of the Company. All of the transactions are in United States agency or investment grade securities. The Company's exposure to credit risks associated with the non-performance of counterparties in fulfilling their contractual obligations can be directly impacted by market fluctuations, which may impair the counterparties' ability to satisfy their obligations. The Company monitors the market value of the underlying securities relative to the amounts due under the agreements and, when necessary, requires prompt additional collateral or reduction in loan balance to ensure that the market value remains sufficient to protect itself in the event of default by the counterparty.

         The Company earned interest income of $198,000 during the three months ended March 31, 1998, from its investment in interest bearing deposits and repurchase agreements. Of such income, $43,000 was earned from investments in repurchase agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

         SECURITIES HELD FOR TRADING. Securities held for trading purposes are carried at market value with unrealized gains or losses included in earnings. The Company's investment in securities held for trading were transferred from the available for sale category on March 31, 1998 and were comprised entirely of mortgage-related IOs as follows:

                                                      March 31,         December 31,
                                                        1998                1997
                                                   -------------       -------------
                                                         (Dollars in Thousands)
Mortgage-related securities:
  Single family residential:
     FHLMC interest only.......................... $      18,797       $          --
     FNMA interest only...........................        22,837                  --
     AAA-rated interest only......................           911                  --
                                                   -------------       -------------
       Total...................................... $      42,545       $          --
                                                   =============       =============

         Unrealized losses on the IO portfolio during the first quarter of 1998 amounted to $14.0 million, in addition to permanent write-downs on the IOs totaling $3.1 million for the quarter. The decline in value of the IO portfolio during the quarter stems from increased prepayments of the underlying mortgages as a result of a decrease in market interest rates. As noted above, subsequent to March 31, 1998 the Company sold its entire IO portfolio. See "Recent Developments."

         SECURITIES AVAILABLE FOR SALE. The Company's investment in mortgage-related securities available for sale of $158.0 million at March 31, 1998 includes $1.0 million of net unrealized gains, which was included in shareholders' equity. The Company's securities available for sale were comprised of the following at the dates indicated:


                                                      March 31,       December 31,
                                                        1998              1997
                                                   -------------     -------------
                                                         (Dollars in Thousands)
Mortgage-related securities:
  Single family residential:
     FHLMC interest-only.......................... $          --     $      21,178
     FNMA interest-only...........................            --            22,573
     AAA-rated interest-only......................            --               729
     Subordinates.................................        69,028             9,444
                                                   -------------     -------------
                                                          69,028            53,924
                                                   -------------     -------------

  Multi-family residential and commercial:
     AAA-rated interest-only......................           810               866
     A-rated interest-only........................           455               480
     Non-rated interest-only......................         4,835             4,803
     Subordinates.................................        82,864            85,954
                                                   -------------     -------------
                                                          88,964            92,103
                                                   -------------     -------------

       Total...................................... $     157,992     $     146,027
                                                   =============     =============

         The increase in securities available for sale of $12.0 million during the quarter ended March 31,1998 is due to purchases of $72.8 million and a $ 8.3 million increase in unrealized gains, offset in part by the transfer of $56.5 million of IOs to the held for trading category (see above), $4.0 million of principal payments and maturities, and $8.6 million of net premium amortization. Purchases during the quarter include a $51.6 million investment in subordinate IOs supported by a pool of 6,309 subprime mortgage loans and an $8.5 million investment in residual securities issued from a securitization of subprime mortgage loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

         LOAN PORTFOLIO. The Company's investment in loans amounted to $144.6 million at March 31, 1998, a $128.8 million increase over the $15.8 million investment at December 31, 1997. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated:

                                                      March 31      December 31,
                                                        1998            1997
                                                    -----------     -----------
                                                       (Dollars in Thousands)

   Single-family residential......................  $   105,943     $     6,465
   Multi-family residential.......................       61,335           3,455
    Commercial real estate:
      Office......................................       33,057          33,058
      Hotel.......................................       20,952          20,952
                                                    -----------     -----------
       Total loans................................      221,287          63,930
   Deferred origination fees......................        2,348            (459)
   Undisbursed loan proceeds......................      (78,925)        (47,640)
   Allowance for loan losses......................         (105)             --
                                                    -----------     -----------
     Loans, net...................................  $   144,605     $    15,831
                                                    ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

         The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated.

                                                  Three Months Ended March 31,
                                                              1998
                                                --------------------------------
                                                    Balance        No. of Loans
                                                -------------     --------------
                                                     (Dollars in thousands)

Balance at beginning of period...............     $    63,930             52
Originations:
   Multi-family loans........................          57,880 (1)          2
Purchases:
   Single family residential loans...........          99,843 (2)        995

Principal repayments.........................            (366)            --
                                                  -----------         ------
   Net increase in loans.....................         157,357            997
                                                  -----------         ------
Balance at end of period.....................     $   221,287          1,049
                                                  ===========         ======

(1) Originations of multi-family residential loans during the quarter include a $30.3 million commercial real estate construction loan to acquire and convert a 155,000 square foot office building into 52 luxury loft-style residential condominiums with a parking garage located in the historic Tribeca area of Manhattan, New York.

(2) Purchases of single family residential loans during the quarter were primarily comprised of three pools (923 loans) of residential whole loans having an unpaid principal balance of $91.8 million.

         The following table sets forth certain information relating to the payment status of loans in the Company's loan portfolio at the dates indicated.

                                                      March 31      December 31,
                                                        1998            1997
                                                    -----------     -----------
                                                       (Dollars in Thousands)

Past due less than 31 days.......................... $   219,324    $   63,661
Past due 31 days to 89 days.........................       1,583            --
Past due 90 days or more............................         380           269
                                                      ----------    ----------
                                                     $   221,287    $   63,930
                                                     ===========    ==========

         DISCOUNT LOAN PORTFOLIO. The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated.


                                                       March 31     December 31,
                                                         1998           1997
                                                     -----------    -----------
                                                        (Dollars in Thousands)

Commercial real estate loans:
   Office........................................... $     9,202    $   11,893
   Retail...........................................      33,510        30,636
                                                      ----------    ----------
     Total unpaid principal balance.................      42,712        42,529
Unaccreted discount.................................     (15,604)      (15,550)
                                                      ----------    ----------
   Discount loans, net.............................. $    27,108    $   26,979
                                                     ===========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

         The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated.

                                                       March 31     December 31,
                                                         1998           1997
                                                     -----------    ------------
                                                        (Dollars in Thousands)
Past due less than 31 days.........................  $    7,957     $     7,964
Past due 31 days to 89 days........................          --              --
Past due 90 days or more...........................      34,755          34,565
                                                     ----------     -----------
                                                     $   42,712     $    42,529
                                                     ==========     ===========

         ALLOWANCES FOR LOAN LOSSES. The Company maintains an allowance for loan losses at a level which management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. At March 31, 1998, the Company had provided an allowance for loan losses in the amount of $105,000, on the loan portfolio. At December 31, 1997, no allowance for loan losses had been provided.

         INVESTMENT IN REAL ESTATE. The Company's net investment in real estate increased to $58.9 million at March 31, 1998 from $45.4 million at December 31, 1998 and is comprised of the following properties:

                                                                                            Acquisition
  Date Acquired    Property             Location              Square Feet   Property Type       Cost
  -------------    --------             --------              -----------   -------------   -----------
    09/03/97       10 U.N. Plaza        San Francisco, CA         68,560    Office Bldg.     $   9,095
    09/23/97       450 Sansome St.      San Francisco, CA        123,099    Office Bldg.        17,251
    11/10/97       Cortez Plaza         Bradenton, FL            289,686    Shopping Ctr.       19,288
    01/23/98       690 Market St. (1)   San Francisco, CA        124,688    Office Bldg.        13,715
                                                                                             ---------
                                                                                                59,349
                                                               Accumulated Depreciation           (483)
                                                                                             ---------
                                                                                             $  58,866
                                                                                             =========

(1) The building is 83% leased with 40% of the building becoming available for re-leasing by the end of 1998.

         The Company's current overall strategy with respect to these properties is to renovate and reposition the facilities and target full floor tenants with five to ten year lease terms. The Company estimates that over the next twelve months it will spend approximately $8.0 million in capital improvements, tenant improvements and leasing commissions to renovate and reposition the above properties. Repositioning is intended to result in rents, upon re-leasing, that are greater than the current rents at the sites.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase increased to $85.3 million at March 31, 1998 from $0 at December 31, 1997. The Company periodically enters into sales of securities under agreements to repurchase the same securities (reverse repurchase agreements). Fixed coupon reverse repurchase agreements with maturities of three months or less are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated statements of financial condition. All securities underlying reverse repurchase agreements are reflected as assets in the accompanying consolidated statements of financial condition and are held in safekeeping by broker/dealers. Mortgage-related securities at amortized cost of $147.4 million and a market value of $134.8 million were posted as collateral for securities sold under agreements to repurchase at March 31, 1998.

         OBLIGATION OUTSTANDING UNDER LINE OF CREDIT. Obligation outstanding under a line of credit amounted to $81.9 million at March 31, 1998 as compared to $0 at December 31, 1997 and represents borrowings having a one-year term and interest rates that float in accordance with a designated prime rate. See "Capital Resources and Liquidity."

         MINORITY INTEREST. At March 31, 1998, minority interest totaled $5.8 million and represents Ocwen's ownership of 335,000 units in the Operating Partnership. On February 17, 1998, the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

sold 175,000 shares of common stock for cash in an aggregate amount of approximately $3.1 million to certain officers and directors of the Company and Ocwen. In connection with this stock issuance, IMI sold a like number of shares of the Company's common stock to the Company and invested in a like number of units in the Operating Partnership in order to comply with the stock ownership restrictions imposed on real estate investment trusts under the Code. See Notes 1 and 8 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         STOCKHOLDERS' EQUITY. Stockholders' equity decreased by $6.9 million to $264.4 million at March 31, 1998. The decrease in stockholders' equity during this period was attributable to a net loss of $10.5 million and $4.7 million of dividends on common stock, offset by an $8.3 million increase in unrealized gains on securities available for sale. See the Consolidated Statement of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements included in Item 1 hereof.

CAPITAL RESOURCES AND LIQUIDITY

         Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities and for other general business purposes. Additionally, to maintain its status as a REIT under the Code, the Company must distribute annually at least 95% of its taxable income. The primary sources of funds for liquidity during the first quarter consisted of the proceeds from the Company's initial public offering, net cash provided by operating activities, reverse repurchase agreements and other secured borrowings, maturities and principal payments on loans and securities and proceeds from loan resolutions thereof.

         Cash and cash equivalents were $7.6 million at March 31, 1998. The Company's operating activities provided cash flows of $9.3 million during the quarter ended March 31, 1998. The Company's investing activities used cash flows of $213.2 million during quarter ended March 31, 1998. During the foregoing period, cash flows from investing activities were used primarily to purchase securities available for sale, loans and commercial real estate. The Company's financing activities provided cash flows of $162.8 million during the quarter ended March 31, 1998 and consisted of proceeds from lines of credit and repurchase agreements of $167.2 million, $3.1 million net proceeds from the issuance of units, net of $7.5 million of dividends paid during the period.

         The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating and financing activities. The Company also had $43.1 million available under its existing line of credit with Merrill Lynch Mortgage Capital Inc. at March 31, 1998. Additionally, on April 24, 1998, the Company entered into an agreement for a line of credit with Greenwich Capital Financial Products Inc. in the principal amount of (pound)19.0 million ($32.1 million) to finance the Cityscape residuals. The Company believes that its net cash provided by operating activities will be sufficient to allow the Company to make the distributions necessary for continued benefit from qualification as a REIT.

         The Company expects to meet certain long-term liquidity requirements such as property and security acquisitions and loan originations by obtaining various third-party borrowings and has entered into discussions with respect to obtaining such borrowings. Additionally, as discussed above, the Company intends to execute a securitization of its loan portfolio and use the proceeds for further acquisitions. Further, as the Company has previously stated, it may consider seeking additional sources of equity. The Company believes that such new, as well as its existing, sources of liquidity, including third-party borrowings currently being pursued and possible additional equity infusions, will be adequate to fund planned activities for the foreseeable future, although there can be no assurances in this regard. In the event the Company was unable to effect such third-party borrowings, securitization, or additional equity infusions, its liquidity could be constrained and the impact on its results of operations, financial condition, and FFO could be significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

REIT STATUS

         The Company has qualified and intends to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code. Qualification for treatment as a REIT requires the Company to meet certain criteria, including certain requirements regarding the nature of its ownership, assets, income and distributions of taxable income. A REIT will generally not be subject to federal income taxation on that portion of its income that is distributed to its shareholders if it distributes at least 95 percent of its taxable income and meets certain other income and asset tests. The Company has until the filing of its tax return to satisfy the distribution requirement. Since the Company plans to distribute 100% of its taxable income, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying interim consolidated financial statements. As taxable income is finalized and the tax return is filed, an additional distribution may be required which may be significant. The Company may be subject to tax at normal corporate rates on net income or capital gains not distributed.

         The Company intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940 (the "Investment Company Act"). The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the Securities and Exchange Commission ("SEC"), in order to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets. Therefore, the type and amount of assets the Company may acquire may be limited by the Investment Company Act.

FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT, AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, IN THE COMPANY'S PRESS RELEASES OR IN THE COMPANY'S OTHER PUBLIC OR SHAREHOLDER COMMUNICATIONS, MAY NOT BE BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS, WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL), MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "ANTICIPATE," "BELIEVE," "COMMITMENT," "CONSIDER," "CONTINUE," "COULD," "ENCOURAGE," "ESTIMATE," "EXPECT," "INTEND," "MAY," "PLAN," "PRESENT," "PROPOSE," "PROSPECT," "WILL," FUTURE OR CONDITIONAL VERB TENSES, SIMILAR TERMS, VARIATIONS ON SUCH TERMS OR NEGATIVES OF SUCH TERMS. ALTHOUGH THE COMPANY BELIEVES THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT THOSE RESULTS OR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS DUE TO RISKS, UNCERTAINTIES AND CHANGES WITH RESPECT TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, INTERNATIONAL, NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), GOVERNMENT FISCAL AND MONETARY POLICIES (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), PREVAILING INTEREST OR CURRENCY EXCHANGE RATES, GOVERNMENT REGULATIONS AFFECTING REAL ESTATE INVESTMENT TRUSTS, COMPETITIVE PRODUCTS AND PRICING, CREDIT, PREPAYMENT, BASIS AND ASSET/LIABILITY RISKS, LOAN SERVICING EFFECTIVENESS, THE COURSE OF NEGOTIATIONS AND THE ABILITY TO REACH AGREEMENT WITH RESPECT TO THE MATERIAL TERMS OF ANY PARTICULAR TRANSACTION, SATISFACTORY DUE DILIGENCE RESULTS, SATISFACTION OR FULFILLMENT OF AGREED UPON TERMS AND CONDITIONS OF CLOSING OR PERFORMANCE, THE TIMING OF TRANSACTION CLOSINGS, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, THE FINANCIAL AND SECURITIES MARKETS, THE AVAILABILITY OF AND COSTS ASSOCIATED WITH OBTAINING ADEQUATE AND TIMELY SOURCES OF LIQUIDITY, DEPENDENCE ON EXISTING SOURCES OF FUNDING, AVAILABILITY OF
DISCOUNT LOANS FOR PURCHASE, SIZE AND NATURE OF THE SECONDARY MARKET FOR MORTGAGE LOANS AND OF THE MARKET FOR SECURITIZATIONS, GEOGRAPHIC CONCENTRATIONS OF ASSETS (TEMPORARY OR OTHERWISE), OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS AND SECURITIES INVESTMENTS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND FILINGS WITH THE SEC, INCLUDING ITS REGISTRATION STATEMENT ON FORM S-11 AND PERIODIC REPORTS ON FORMS 10-Q, 8-K AND 10-K. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULT(S) OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

================================================================================

         Information required by this Item appears in Note 6 to the Interim Consolidated Financial Statements included in item 1 hereof, and is incorporated herein by reference.

                            PART II OTHER INFORMATION


Item 2.  Changes in Securities


         Incorporated by reference herein is Note 8 to the Interim Financial Statements (Unaudited) included in Item 1 hereof and "Changes in Financial Condition-Minority Interest" included in Item 2 hereof. These securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3.1      Amended and Restated Articles of Incorporation (1)

                  3.2      By laws (1)

                  4.1      Form of Common Stock Certificate (1)

                  10.1     First  Amended  and  Restated  Management   Agreement
                           (filed herewith)

                  10.2     Form of Registration Rights Agreement (1)

                  10.3     Third  Amended  and  Restated  Agreement  of  Limited
                           Partnership   of  Ocwen   Partnership   L.P.   (filed
                           herewith)

                  10.4     Form of Stock Option Plan (1)

                  10.5 Purchase and Sale Agreement between Ocwen Capital Corporation and Pacific Resources Development, Inc. as of March 31, 1998 (2).

                  10.6 Assignment and Assumption Agreement, dated April 7, 1998, by and between Ocwen Capital Corporation and OAIC Bush Street, LLC (2)

                  10.7 Loan Agreement between OAIC Bush Street, LLC and Soloman Brothers Realty Corp. as of April 7, 1998 (2)

                  10.8     Loan   Agreement   between  OAIC  and  Merrill  Lynch
                           Mortgage Capital Inc. as of March 30,1998 (filed herewith)

                  10.9 Loan Agreement between OAIC and Greenwich Financial Products Inc. as of April 24, 1998 (filed herewith).

                  27.1 Financial Data Schedule - For the quarter ended March 31, 1998

                           (1) Incorporated by reference to the similarly described exhibit filed in connection with the Company's Registration Statement on Form S-11 (File No. 333-21965), as amended, declared effective by the Commission on May 14, 1997.

                           (2) Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Current Report on Form 8-K, as filed with the Commission on April 22, 1998.

         (b)      Reports on Form 8-K filed  during the quarter  ended March 31,
                  1998

                  (1) A Form 8-K was filed by the Company on January 28, 1998, which contained a news release announcing the Company's financial results for the three months ended December 31, 1997 and the period May 19, 1997 to December 31, 1997.

                  (2) A Form 8-K was filed by the Company on February 9, 1998, which contained a news release announcing the Company's January investment activity.

                  (3) A Form 8-K was filed by the Company on March 23, 1998, which contained a news release announcing the Company's first quarter 1998 dividend and February 1998 investment activity.

                   (4) A form 8-K was filed by the Company on May 12,1998 which contained a news release announcing the Company's financial results for the three months ended March 31,1998 the sale of its IO portfolio, and additional capital investments.

                                    SIGNATURE



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     Ocwen Asset Investment Corp.




                     By:  /s/ Mark S. Zeidman
                          -----------------------------------------------------
                              Mark S. Zeidman
                              Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)





Date: May 15, 1998