Form 10-Q
period 1998-06-30
OCWEN ASSET INVESTMENT CORP
filed 1998-08-14
CIK 1033643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 001-14043

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

Number of shares of Common Stock, $.01 par value, outstanding at the close of business on August 11, 1998: 18,965,000 shares.


                                      OCWEN ASSET INVESTMENT CORP.
                                                FORM 10-Q

                                                I N D E X
---------------------------------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION                                                                       PAGE

Item 1.  Interim Consolidated Financial Statements (Unaudited)................................        3

         Consolidated Statements of Financial Condition
         at June 30, 1998 and December 31, 1997...............................................        3

         Consolidated Statements of Operations for the three and six months ended
         June 30, 1998 and for the period May 14, 1997 to June 30, 1997.......................        4

         Consolidated Statements of Changes in Shareholders' Equity for the six months
         ended June 30, 1998 and for the period from May 14, 1997 to December 31, 1997........        5

         Consolidated Statements of Cash Flows for the six months ended June 30, 1998
         and for the period May 14, 1997 to June 30, 1997.....................................        6

         Notes to Consolidated Financial Statements...........................................        7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................................       12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................       35

PART II - OTHER INFORMATION

Item 2.  Changes in Securities................................................................       36

Item 4.  Submission of Matters to a Vote of Security Holders..................................       36

Item 6.  Exhibits and Reports on Form 8-K.....................................................       37

Signature.....................................................................................       39


                                     PART I - FINANCIAL INFORMATION
ITEM 1.  INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                                      OCWEN ASSET INVESTMENT CORP.
                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           June 30,       December 31,
                                                                             1998            1997
                                                                        -------------    -------------
ASSETS:
Cash and amounts due from depository institutions ...................   $  11,764,015    $     331,047
Interest-bearing deposits ...........................................       1,336,511       48,346,076
Securities available for sale, at market value ......................     415,933,375      146,026,907
Commercial and multi-family loan portfolio, net .....................      44,866,458        9,481,436
Residential loan portfolio, net .....................................     138,668,931        6,350,043
Discount loan portfolio, net ........................................       8,511,730       26,978,888
Investment in real estate, net ......................................     176,925,349       45,430,039
Principal and interest receivable ...................................      13,157,828        2,518,272
Deposits on pending asset acquisitions ..............................         503,500        1,000,000
Other assets ........................................................      10,382,508        1,540,633
                                                                        -------------    -------------
                                                                        $ 822,050,205    $ 288,003,341
                                                                        =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Securities sold under agreements to repurchase ....................   $ 223,819,860    $          --
  Obligation outstanding under lines of credit ......................     154,179,487               --
  Obligation outstanding under lines of credit secured by real estate     115,235,500               --
  Dividends and distributions payable ...............................      10,179,129        7,458,750
  Accrued expenses, payables and other liabilities ..................      15,069,491        6,344,783
                                                                        -------------    -------------
                                                                          518,483,467       13,803,533
                                                                        -------------    -------------
Minority interest ...................................................      29,885,939        2,941,541
                                                                        -------------    -------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 25,000,000 shares authorized;
     0 shares issued and outstanding ................................              --               --
  Common Stock, $.01 par value; 200,000,000 shares authorized;
     18,965,000 shares issued and outstanding .......................         189,650          189,650
  Additional paid-in capital ........................................     294,461,432      280,503,838
  Distributions in excess of earnings ...............................     (19,999,538)      (2,107,331)
  Unrealized gain (loss) on securities available for sale ...........          81,221       (7,327,890)
  Cumulative translation adjustments ................................      (1,051,966)              --
                                                                        -------------    -------------
     Total shareholders' equity .....................................     273,680,799      271,258,267
                                                                        -------------    -------------
                                                                        $ 822,050,205    $ 288,003,341
                                                                        =============    =============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                            OCWEN ASSET INVESTMENT CORP.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For the        For the       For the Period
                                                                    Three Months     Six Months     May 14, 1997
                                                                         Ended          Ended            to
                                                                    June 30, 1998   June 30, 1998   June 30, 1997
                                                                    -------------   -------------   -------------
Interest income:
  Repurchase agreements and interest bearing deposits ...........   $     97,510    $    295,648    $  1,397,128
  Securities held for trading ...................................       (375,300)     (3,012,559)             --
  Securities available for sale .................................     11,534,635      16,183,217       1,005,184
  Commercial and multi-family loans .............................      1,467,916       2,273,702              --
  Residential loans .............................................      2,178,010       2,613,031              --
  Discount loans ................................................        423,421       1,326,198          80,495
                                                                    ------------    ------------    ------------
                                                                      15,326,192      19,679,237       2,482,807
                                                                    ------------    ------------    ------------
Interest expense:
  Securities sold under agreements to repurchase ................      3,302,044       3,966,815              --
  Obligations outstanding under lines of credit .................      2,244,723       2,273,769              --
                                                                    ------------    ------------    ------------
                                                                       5,546,767       6,240,584              --
                                                                    ------------    ------------    ------------

  Net interest income before provision for loan losses ..........      9,779,425      13,438,653       2,482,807
  Provision for loan losses .....................................        100,976         206,049              --
                                                                    ------------    ------------    ------------

  Net interest income after provision for loan losses ...........      9,678,449      13,232,604       2,482,807
                                                                    ------------    ------------    ------------

Real estate-Operating income:
  Rental income .................................................      4,515,204       6,549,491              --
  Other .........................................................         18,978          26,835              --
                                                                    ------------    ------------    ------------
                                                                       4,534,182       6,576,326              --
                                                                    ------------    ------------    ------------
Real estate-Operating expenses:
  Rental operation ..............................................      2,342,105       3,275,851              --
  Depreciation and amortization .................................        758,484       1,062,921              --
  Obligations outstanding under lines of credit secured by real
    estate ......................................................      1,689,103       1,689,103              --
                                                                    ------------    ------------    ------------
                                                                       4,789,692       6,027,875              --
                                                                    ------------    ------------    ------------
Real estate-Net operating income ................................       (255,510)        548,451              --
                                                                    ------------    ------------    ------------
Other expenses:
  Management fees ...............................................      1,704,751       2,533,632         341,000
  Due diligence expenses ........................................        174,955         367,644              --
  Foreign currency (gain) loss ..................................             --        (116,953)             --
  Other .........................................................        386,439         576,094          81,583
                                                                    ------------    ------------    ------------
                                                                       2,266,145       3,360,417         422,583
                                                                    ------------    ------------    ------------

Gain (loss) on securities held for trading ......................             34     (13,957,594)             --
                                                                    ------------    ------------    ------------

  Income (loss) before minority interest ........................      7,156,828      (3,536,956)      2,060,224
  Minority interest in net income (loss) of operating partnership       (510,696)       (321,154)             --
                                                                    ------------    ------------    ------------
     Net (loss) income ..........................................   $  6,646,132    $ (3,858,110)   $  2,060,224
                                                                    ============    ============    ============

Earnings per share:
     Basic ......................................................   $       0.35    $      (0.20)   $       0.11
                                                                    ============    ============    ============
     Diluted ....................................................   $       0.35    $      (0.20)   $       0.11
                                                                    ============    ============    ============

Weighted  average shares outstanding:
     Basic ......................................................     18,965,000      18,965,000      19,390,194
                                                                    ============    ============    ============
     Diluted ....................................................     19,088,026      19,184,437      19,390,194
                                                                    ============    ============    ============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                        4

                                                    OCWEN ASSET INVESTMENT CORP.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                        AND FOR THE PERIOD MAY 14, 1997 TO DECEMBER 31, 1997

                                                                                            Unrealized
                                                                                          gain (loss) on
                                          Common Stock                      Distributions   securities   Cumulative
                                    ----------------------     Additional    in excess      available    Translation
                                       Shares      Amount   Paid-in-capital of earnings      for sale    Adjustment      Total
                                    -----------  ---------  --------------- -----------    -----------  -----------  -------------

 Issuance of common stock .......    19,125,000  $ 191,250  $ 283,496,750  $         --    $        --  $        --  $ 283,688,000

 Retirement of common stock .....      (160,000)    (1,600)    (2,992,912)           --             --           --     (2,994,512)

 Net income .....................            --         --             --    11,791,518             --           --     11,791,518

 Dividends ......................            --         --             --   (13,898,849)            --           --    (13,898,849)

 Change in unrealized gain (loss)            --         --             --            --     (7,327,890)          --     (7,327,890)
                                    -----------  ---------  -------------  ------------    -----------  -----------  -------------

 Balances at December 31, 1997 ..    18,965,000    189,650    280,503,838    (2,107,331)    (7,327,890)          --    271,258,267

 Capital Contribution ...........            --         --     13,957,594            --             --           --     13,957,594

 Net loss .......................            --         --             --    (3,858,110)            --           --     (3,858,110)

 Dividends ......................            --         --             --   (14,034,097)            --           --    (14,034,097)

 Change in unrealized gain (loss)            --         --             --            --      7,409,111           --      7,409,111

 Change in cumulative
   translation adjustment .......            --         --             --            --             --   (1,051,966)    (1,051,966)
                                    -----------  ---------  -------------  ------------    -----------  -----------  -------------

 Balances at June 30, 1998 ......    18,965,000  $ 189,650  $ 294,461,432  $(19,999,538)   $    81,221  $(1,051,966) $ 273,680,799
                                    ===========  =========  =============  ============    ===========  ===========  =============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 5


                                          OCWEN ASSET INVESTMENT CORP.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the       For the Period
                                                                                  Six Months       May 14, 1997
                                                                                     ended              to
                                                                                 June 30, 1998    June 30, 1997
                                                                                 -------------    -------------
Cash flows from operating activities:
   Net (loss) income .........................................................   $  (3,858,110)   $   2,060,224
     Adjustments to reconcile net income to net cash provided by operating activities:
       Premium amortization (discount accretion), net ........................      10,969,400           (6,002)
       Depreciation ..........................................................       1,062,921               --
       Foreign exchange (gain) ...............................................        (116,953)              --
       Cumulative translation adjustment .....................................      (1,051,966)              --
       Provision for loan losses .............................................         206,049               --
       Proceeds received on sale of securities held for trading ..............      53,365,882               --
       Loss on securities held for trading ...................................      13,957,594               --
       Increase in interest receivable .......................................     (10,639,556)        (962,299)
       Increase in other assets ..............................................      (8,841,875)        (233,839)
       Increase in accrued expenses, payables and other liabilities ..........       1,917,010          776,846
       Minority interest in net loss of operating partnership ................         321,154               --
                                                                                 -------------    -------------
Net cash provided by operating activities ....................................      57,291,550        1,634,930
                                                                                 -------------    -------------
Cash flows from investing activities:
   Purchases of securities available for sale ................................    (336,676,078)     (56,825,182)
   Maturities and principal payments received on securities available for sale      16,268,838           69,495
   Purchase of loans .........................................................    (175,968,169)              --
   Purchase of discount loans ................................................              --       (8,552,255)
   Principal payments received from discount loans ...........................         973,325            6,915
   Principal payments received from loans ....................................       8,425,556               --
   Investment in real estate .................................................    (114,932,518)              --
   Deposits on pending asset acquisitions ....................................         496,500               --
                                                                                 -------------    -------------
Net cash (used) by investing activities ......................................    (601,412,546)     (65,301,027)
                                                                                 -------------    -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of offering costs .............              --      283,688,000
   Dividend payments on common stock .........................................     (12,283,750)              --
   Proceeds from sale of operating partnership units .........................      27,593,302               --
   Increase in securities sold under agreements to repurchase ................     223,819,860               --
   Increase in obligations outstanding under lines of credit .................     269,414,987               --
                                                                                 -------------    -------------
Net cash provided by financing activities ....................................     508,544,399      283,688,000
                                                                                 -------------    -------------

Net (decrease) increase in cash and cash equivalents .........................     (35,576,597)     220,021,903
Cash and cash equivalents at beginning of period .............................      48,677,123               --
                                                                                 -------------    -------------
Cash and cash equivalents at end of period ...................................   $  13,100,526    $ 220,021,903
                                                                                 =============    =============
Reconciliation of cash and cash equivalents at end of period:
   Cash and amounts due from depository institutions .........................      11,764,015    $     503,606
   Interest bearing deposits .................................................       1,336,511       19,518,297
   Repurchase agreements .....................................................              --      200,000,000
                                                                                 -------------    -------------
     Total ...................................................................   $  13,100,526    $ 220,021,903
                                                                                 =============    =============
Supplemental schedule of non-cash financing activities:
   Common stock dividends and distributions declared but not paid ............   $  10,179,129    $          --
                                                                                 =============    =============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                                        6

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

================================================================================


NOTE 1            BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of Ocwen Asset Investment Corp. ("OAC" or the "Company") and its subsidiaries. OAC directly owns two qualified real estate investment trust ("REIT") subsidiaries, Ocwen General Partner, Inc. ("General Partner") and Ocwen Limited, Inc. ("Limited Partner"), among others. At June 30, 1998, General Partner and Limited Partner owned 0.9% and 90.4%, respectively of Ocwen Partnership, L.P. ("Operating Partnership"). The minority interest at June 30, 1998 represents an 8.7% interest (1,808,733 units) in the Operating Partnership held by Investors Mortgage Insurance Holding Company ("IMI"), a wholly-owned subsidiary of Ocwen Financial Corporation ("OCN"). IMI also owns 1,540,000 shares, or 8.12%, of the Company's outstanding common stock.

         In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the Company's financial condition at June 30, 1998 and December 31, 1997, the results of its operations for the three and six months ended June 30, 1998 and for the period May 14, 1997 to June 30, 1997, the changes in shareholders' equity for the six month period ended June 30, 1998 and for the period May 14, 1997 to December 31, 1997 and its cash flows for the six months ended June 30, 1998 and for the period May 14, 1997 to June 30, 1997. Operating results for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 1998.

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

         The Company has entered into a management agreement with Ocwen Capital Corporation ("OCC" or the "Manager"), a wholly-owned subsidiary of OCN, under which OCC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. For its services, OCC receives a base management fee of 0.25% per quarter (1% per annum) of average invested assets, as defined in the management agreement, payable quarterly. In addition, OCC is entitled to receive incentive compensation in an amount equal to 25% of the dollar amount by which funds from operations, as adjusted ("FFO"), exceeds certain defined levels.

         OCC has 1,912,500 options (478,125 of which vested in May 1998 and an additional 25% of which vest each year over the next three years) to purchase, at the election of the Company, either shares of

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

================================================================================

the Company or an equivalent number of units in the Operating Partnership at an exercise price of $16.00 per share.

         The Company also has entered into servicing agreements pursuant to which Ocwen Federal Bank FSB ("OFB" or the "Bank"), a wholly-owned subsidiary of OCN, services for specified fees all of the Company's mortgage loans, subject to the Company's right to direct foreclosure upon any defaulted loan and to take all other actions that a servicer generally may take in connection with a defaulted loan. In addition, the Bank receives fees from the Company in its capacity as special servicer (which generally involves asset management and resolution services with respect to defaulted mortgage loans within a pool of mortgage loans and with respect to the management and disposal of foreclosed properties) for the loans underlying most of the mortgage-related securities owned by the Company, subject to the Company's right to direct the foreclosure upon any such defaulted loan and to take all other actions that a servicer generally may take in connection with a defaulted loan.

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

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the inclusion of comprehensive income, either in a separate statement for comprehensive income, or as part of a combined statement of income and comprehensive income in a full-set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. SFAS No. 130 requires that comprehensive income be presented beginning with net income and adding the elements of comprehensive income not included in the determination of net income in order to arrive at comprehensive income. SFAS No. 130 also requires that an enterprise display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 became effective for the Company's fiscal year beginning January 1, 1998. SFAS No. 130 requires the presentation of information already contained in the Company's financial statements and therefore did not have an impact on the Company's financial position or results of operations upon adoption.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of information about operating segments by public business enterprises in their annual and interim financial reports issued to shareholders. SFAS No. 131 requires that a public business enterprise report financial and descriptive information, including profit or loss, certain specific revenue and expense items, and segment assets, about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

================================================================================

maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for the Company's financial statements for periods beginning after December 15, 1997. SFAS No. 131 is a disclosure requirement and therefore did not have an effect on the Company's financial position or results of operations upon adoption.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

         The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative  designated  as  hedging  the  foreign  currency  exposure  of a  net investment in a foreign operation, the gain or loss is reported in other comprehensive income (outside earnings) as part of the cumulative translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

         Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

         SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of SFAS No. 133 is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS No. 133. The Company has not yet determined the impact on the results of operations, financial position or cash flows as a result of implementing SFAS No. 133.

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

================================================================================

NOTE 4            INCOME TAXES

         The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that is distributed to shareholders if it distributes at least 95% of its taxable income for the year by the due date of its corresponding federal income tax return and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying consolidated financial statements.

NOTE 5            COMPREHENSIVE INCOME

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. SFAS No. 130 requires that comprehensive income be presented beginning with net income and adding the elements of comprehensive income not included in the determination of net income in order to arrive at comprehensive income. Comprehensive income amounted to $4.7 million and $2.5 million for the three and six months ended June 30, 1998, respectively, and $3.8 million for the period May 14, 1997 to December 31, 1997.

NOTE 6            INTEREST RATE RISK MANAGEMENT INSTRUMENTS

         In order to match-fund the Company's asset base with anticipated borrowings and thereby minimize the impact from changes in net interest income due to changes in 1-month London Interbank Offered Rate ("LIBOR"), the Company has entered into certain swaps. Under these swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The terms of these swaps provide for the Company to receive a floating rate of interest equal to LIBOR and to pay fixed interest rates. The following table sets forth information regarding the swaps which were outstanding at June 30, 1998:

                      Notional           LIBOR                       Floating Rate at
    Maturity           Amount            Index          Fixed Rate    End of Period      Fair Value
    --------           ------            -----          ----------    -------------      ----------
                                           (In Thousands)

      2003           $  100,000         1-month            5.75%           5.66%         $     333
      2001               17,000         1-month            6.00            5.66                (94)
      2001               75,000         1-month            6.00            5.66               (406)
      2002                8,780         1-month            6.04            5.66                (68)

         On May 18, 1998, the Company entered into a foreign currency swap with a AAA-rated counterparty to hedge currency exposure in connection with its investment in residual interests originated in the United Kingdom ("U.K."). Under the terms of the agreement, the Company will swap (British pound)14,731 million for $23,548 million on January 29, 1999 based on the exchange rate on the date the contract became effective.

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

================================================================================

NOTE 7            COMMITMENTS

         At June 30, 1998,  outstanding  commitments  totaled  $79.7 million and included $36.0 million related to the acquisition of an office building and $43.7 million related to the origination of a commercial real estate construction loan.

         Each of these commitments is subject to various closing conditions including, but not limited to, completion of satisfactory due diligence efforts, the negotiation of definitive purchase and sales agreements and/or conditions the borrowers or sellers must satisfy prior to OAC funding the transactions.

NOTE 8            SHAREHOLDERS' EQUITY

         On May 7, 1998, the Operating Partnership issued 1,473,733 additional limited partnership units to IMI in exchange for a capital contribution of $24.5 million. This transaction increased IMI's minority interest in the Operating Partnership to 8.7%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

GENERAL

         The Company is a Virginia corporation that was formed in the first quarter of 1997, that has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and that generally specializes in investments in (i) subordinate and residual interests in collateralized mortgage obligations and other mortgage-related
securities    (collectively,    "mortgage-related    securities")    and    (ii)
underperforming or otherwise distressed commercial and multi-family real property, including properties acquired by mortgage lenders at foreclosure or through deed-in-lieu thereof.

          As of June 30, 1998, OAC's total closed transactions since its initial public offering on May 14, 1997, net of repayments to date, amounted to $845.9 million. Of this amount, $779.6 million had been funded and $66.3 million will be funded over the construction and renovation periods, which range from six to 30 months.

        The following discussion of the Company's consolidated financial condition, results from operations and capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 hereof.

HIGHLIGHTS FOR THE QUARTER ENDED JUNE 30, 1998

         On April 1, 1998, the Company purchased the "BB,", "B" and unrated classes of a commercial mortgage-related security, and on May 15, 1998, the Company purchased an additional unrated class of this mortgage-related security. The aggregate purchase price for these subordinated investments was $43.9 million and the aggregate par amount of these interests amounted to $50.9 million. The original securitization contained 132 commercial real-estate loans totaling $287.7 million. As of June 30, 1998, 85 loans remain outstanding with an aggregate par amount of $166.2 million. The Company funded the purchase of the foregoing securities in part with proceeds of a $23.1 million reverse repurchase agreement which is secured by the purchased securities. OFB is the special servicer of the loans which secure this securitization.

         On April 8, 1998, the Company acquired the Bush Street Property, an existing 536,382 square foot, 22-story, Class A office building located at 225 Bush Street in the financial district of San Francisco, California for $100.2 million in cash. The purchase was funded by a $75.0 million loan from Salomon Brothers Realty Corp. and cash reserves on hand. During the three months ended June 30, 1998, the Company also acquired title to two real estate properties which previously had secured discount loans acquired by the Company, consisting of a shopping center located in Halifax, Nova Scotia and an office building located in Dayton, Ohio.

         On April 24, 1998, the Company acquired securitized mortgage loan residuals for approximately (British pound)33.7 million (approximately $56.3 million) from the United Kingdom subsidiary of Cityscape Financial Corp. ("CFC"). (The dollar equivalent amounts sets forth herein are based on an exchange rate on April 24, 1998 of $1.667 per British pound.) This purchase was made in connection with OCN's acquisition of substantially all of the assets, and certain liabilities, of the United Kingdom operations of CFC. The Company funded this acquisition with a loan from Greenwich Capital Financial Products in the principal amount of approximately (British pound)19.0 million ($31.8 million), which was collateralized by the residuals, and a loan from IMI in the principal amount of approximately (British pound)14.7 million ($24.5 million), which was collateralized by unrelated assets and subsequently converted to equity via the purchase of limited partnership interests in the Operating Partnership. See Note 8 to the Interim Consolidated Financial Statements. The mortgage loan residuals acquired by the Company were previously issued as a part of six prior securitizations effected by CFC's U.K. operations. In connection with the foregoing acquisition, the Company and OCN entered into an agreement for the Bank to service the securitized mortgage loan residuals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         On April 30, 1998, the Company purchased for $59.3 million an unrated residual security backed by a pool of 6,946 subprime single-family residential loans. The notional amount of the residual security amounted to $769.7 million at the date of acquisition. The acquisition of this security was funded in part with the proceeds from a $45.0 million certificate financing agreement with Lehman Brothers. The Bank is the master servicer of the loans which back this securitization.

         On May 1, 1998, the Company purchased for $13.4 million a subordinate security backed by a pool of 7,474 single-family residential loans which previously were in default or under a forbearance plan but generally now are performing in accordance with their terms. The seller, an unaffiliated third party, had retained the subordinate interest after it and the Bank had effected the securitization of the underlying loans, which had been purchased by the Bank and such third party from the Department of Housing and Urban Development ("HUD"). The security purchased by the Company had a current par amount of $32.6 million at the date of acquisition. The subordinate interest purchased by the Company has a blended BB-NR rating. The Bank is the servicer of the loans which back this securitization.

         On May 1, 1998, OAC's Common Stock began trading on the New York Stock Exchange under the symbol "OAC." From May 14, 1997 to April 30, 1998, the Common Stock had been traded under the symbol "OAIC" on the Nasdaq Stock Market's National Market.

         On May 7, 1998, the Operating Partnership issued 1,473,733 additional limited partnership units to IMI, a wholly-owned subsidiary of Ocwen Financial, in exchange for forgiveness of debt (accounted for as a capital contribution) of $24.5 million. This transaction increased IMI's minority interest in the Operating Partnership to 8.7%.

         On May 7, 1998, the Company sold its entire portfolio of AAA-rated interest only ("IO") and inverse floating rate interest only ("Inverse IO") classes of mortgage-related securities backed by single-family residential loans (the "IO Portfolio") to William C. Erbey, Chairman and Chief Executive Officer of the Company, the Manager and OCN, and Barry N. Wish, a director of OCN, for a cash price of $54.6 million, which represented the IO Portfolio's amortized cost plus accrued interest and exceeded the IO Portfolio's market value by approximately $14.0 million. Because the IOs were being sold to a principal shareholder and another related party, the $14.0 million by which amortized cost exceeded market value was recorded as a charge to earnings for the quarter ended March 31, 1998 in accordance with generally accepted accounting principles. The $14.0 million received in excess of market value upon sale of the IO Portfolio has been reflected on the Company's books as a capital contribution, effectively reestablishing the Company's equity position. Management believes that the sale of the IO Portfolio will reduce the volatility of the Company's revenues.

         On May 18, 1998, the Company purchased for $66.9 million 25 residual interests from ten different issuances of mortgage-related securities backed by subprime single-family residential loans which were sponsored by the same company or its predecessor. In addition, on June 18, 1998, the Company purchased residual interests in another mortgage-related security sponsored by same company after amendments to the related pooling and servicing agreement were made to permit the Company to acquire the right to control the foreclosure process and appoint the Bank as special servicer of the loans which back this securitization, as it has with respect to the loans which back the other 25 securitizations in which the Company acquired interests. As of the date of original issuance, approximately $1.84 billion of fixed-rate and adjustable-rate subprime single-family residential loans backed the foregoing securities. The Company funded the purchase of the foregoing securities in part with the proceeds of a $41.7 million reverse repurchase agreement which is secured by the purchased securities.

         On June 10, 1998, the Company modified for the purpose of enhancing the types of collateral eligible for inclusion under the $200 million loan agreement with Salomon Brothers Realty Corp. to include the origination of commercial real estate loans. See "Capital Resources and Liquidity."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         On June 11, 1998, the Company purchased for $13.1 million, a non-rated subordinate interest collaterized by a pool of 1,414 first lien subprime mortgage loans. The Bank is the master servicer and servicer for these loans.

         On June 15, 1998, the Company closed a $7.6 million commercial real estate loan, which has not yet been funded, to construct a six-story, 183,000 square foot, 136-suite hotel, located in a Chicago suburb of Schaumburg, Illinois.

         On June 18, 1998, the Company purchased for $13.9 million, a non-rated subordinate interest collaterized by a pool of 2,432 subprime multi-family residential loans consisting of closed-end adjustable rate and fixed rate, fully amortizing and balloon loans. The Bank is the special servicer of any loans which are 60 days or more delinquent.

RECENT DEVELOPMENTS

         On July 15, 1998, the Company completed the issuance of $150 million of 11.5% Senior Notes due 2005 under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The Company intends to effect an exchange offer for the Senior Notes whereby the holders of the Senior Notes will receive new Senior Notes which have been registered under the Securities Act.

         On July 22, 1998, the Company purchased the Prudential Building, a 488,080 square foot, 22 story office building in the central business district of Jacksonville, Florida for an aggregate purchase price of $36.0 million, plus closing costs. The purchase price was funded with cash on hand and advances from OAC's line of credit with Salomon Brothers Realty Corp. Simultaneously with this closing, OAC also leased 97% of the building back to the Prudential Insurance Co. of America, and sold two adjacent parking areas to a neighboring hospital for approximately $4.1 million. The Prudential lease has a term of four years with options to vacate the premises during the term of the lease, as well as three subsequent extension options. OAC also entered into an agreement with the hospital pursuant to which the hospital is to lease up to 150,000 square feet in the Prudential Building for a nine-year period should Prudential exercise its termination option.

         On August 7, 1998, the Company entered into an agreement with another party which is subject to confidentiality provisions and which gives the Company the exclusive right to evaluate and negotiate a potential transaction involving the acquisition of a certain number of commercial properties that have an estimated gross value in excess of $185 million and secure mortgage loans of approximately $110 million. It is contemplated that the Company would obtain financing and purchase certain of these properties for cash and that the Company and the other party would thereafter each contribute all of the properties to a newly-formed, jointly-owned limited liability entity (the "Joint Venture"). The parties' respective interests in the Joint Venture would be based on the relative net equity value of the properties contributed by each of them
(generally, the gross value less mortgage indebtedness secured by the properties). The Joint Venture would be managed by the Company, subject to specified major decisions which would require the unanimous approval of its members. The foregoing transaction is contingent on (i) the negotiation and execution of a definitive agreement or agreements, (ii) the receipt of requisite financing for the properties to be acquired and contributed by the Company,
(iii) the satisfactory results of the Company's due diligence evaluation of the properties and (iv) approval by the Boards of Directors of the Company and the other party. There can be no assurance that these and other requirements for consummation of the transaction will be satisfied in the timeframe contemplated by the parties or at all.

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

         The following table sets forth the calculation of the Company's FFO for the periods indicated.

                                                For the       For the      For the Period
                                             Three Months    Six Months    May 14, 1997
                                                Ended          Ended            to
                                            June 30, 1998  June 30, 1998   June 30, 1997
                                            -------------  -------------   -------------
                                                (In Thousands, except per share data)

Net income ...............................   $     6,646   $     (3,858)   $     2,060
Add: Depreciation and Amortization .......           759          1,063             --
      Loss on IO portfolio ...............            --         13,957             --
                                             -----------   ------------    -----------
FFO ......................................   $     7,405   $     11,162    $     2,060
                                             -----------   ------------    -----------

FFO per diluted weighted average shares
outstanding ..............................   $      0.39   $       0.58    $      0.11
                                             ===========   ============    ===========

Diluted weighed average shares outstanding    19,088,026     19,184,437     19,390,194
                                             ===========   ============    ===========

RESULTS OF OPERATIONS

         The Company completed an initial public offering on May 14, 1997 and commenced operations thereon. The Company earned net income for the quarter ended June 30, 1998 of $6.6 million, or $0.35 per diluted weighted average common share, and incurred a net loss for the six months ended June 30, 1998 of $3.9 million, or $0.20 per diluted weighted average common share. The loss for the six months ended June 30, 1998 was attributable to a mark-to-market loss during the first quarter of 1998 of $14.0 million on the IO Portfolio, which was classified as held for trading as of March 31, 1998 in anticipation of the sale of the IO Portfolio to related parties, in addition to write-downs on the IO Portfolio taken during the first quarter totaling $3.1 million.

         INTEREST INCOME. The following tables set forth information regarding the total amount of income from interest-earning assets and the resultant average yields. Information is based on daily average balances during the reported periods.

                                                              For the Three Months
                                                              Ended June 30, 1998
                                                      ----------------------------------
                                                       Average   Interest     Annualized
                                                       Balance    Income        Yield
                                                      --------   --------      --------
                                                                (In Thousands)

Repurchase agreements and interest-bearing deposits   $  9,781   $     97        4.00%
Securities held for trading .......................     20,106       (375)      (7.49)
Securities available for sale .....................    319,909     11,535       14.46
Commercial and multi-family loan portfolio ........     40,563      1,468       14.52
Residential loan portfolio ........................    118,348      2,178        7.38
Discount loan portfolio ...........................      9,282        423       18.30
                                                      --------   --------
   Total ..........................................   $517,989   $ 15,326       11.87%
                                                      ========   ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

                                                              For the Six Months
                                                              Ended June 30, 1998
                                                      ---------------------------------
                                                       Average    Interest   Annualized
                                                       Balance    Income       Yield
                                                      --------   ---------   ----------
                                                              (In Thousands)
Repurchase agreements and interest-bearing deposits   $ 11,896   $    296        5.01%
Securities held for trading .......................     36,929     (3,013)     (16.45)
Securities available for sale .....................    227,304     16,183       14.36
Commercial and multi-family loan portfolio ........     32,964      2,274       13.91
Residential loan portfolio ........................     70,644      2,613        7.46
Discount loan portfolio ...........................     18,057      1,326       14.81
                                                      --------   --------
   Total ..........................................   $397,794   $ 19,679        9.98%
                                                      ========   ========

                                                               For the Period
                                                               May 14, 1997 to
                                                                June 30, 1997
                                                      ---------------------------------
                                                       Average    Interest   Annualized
                                                       Balance    Income       Yield
                                                      --------   ---------   ----------
                                                              (In Thousands)
Repurchase agreements and interest-bearing deposits   $104,239   $1,397       5.36%
Securities held for trading .......................         --       --         --
Securities available for sale .....................     24,546    1,005      16.38
Commercial and multi-family loan portfolio ........         --       --         --
Residential loan portfolio ........................         --       --         --
Discount loan portfolio ...........................      2,606       81       6.18
                                                      --------   ------
   Total ..........................................   $131,391   $2,483       7.56%
                                                      ========   ======

         The negative yield on securities held for trading for the six months ended June 30, 1998 was attributable to declining interest rates resulting in increased prepayment speeds, and $3.1 million in permanent write-downs on the IO Portfolio during the first quarter of 1998. The decline in value of the IO Portfolio during the first quarter was attributable to projected increases in prepayment speeds during the quarter as a result of a decrease in market interest rates and a resulting shortening of the weighted average lives of certain individual securities in the IO Portfolio. During the quarter ended June 30, 1998, the Company sold the IO Portfolio to William C. Erbey, Chairman and Chief Executive Officer of OAC, and Barry N. Wish, a director of OAC, as discussed above.

         INTEREST EXPENSE. The following tables set forth information regarding the total amount of interest expense associated with interest-bearing liabilities and the resultant average yields. For purposes of the tables, interest-bearing liabilities do not include outstanding balances under mortgage loans to acquire real estate and a $200 million real estate-secured loan agreement with Salomon Brothers Realty Corp., the expense associated with which is included in determining the operations of the Company's real estate. See "Real Estate - Net Income" below. Information is based on daily average balances during reported periods in which interest-bearing liabilities were outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

                                                             For the Three Months
                                                             Ended June 30, 1998
                                                      ---------------------------------
                                                       Average    Interest   Annualized
                                                       Balance    Income       Yield
                                                      --------   ---------   ----------
                                                                (In Thousands)
Securities sold under agreements to repurchase......  $ 174,024   $   3,302     7.61%
Obligation outstanding under lines of credit........    132,246       2,245     6.81
                                                      ---------   ---------
   Total............................................  $ 306,270   $   5,547     7.26%
                                                      =========   =========

                                                               For the Six Months
                                                              Ended June 30, 1998
                                                      ---------------------------------
                                                       Average    Interest   Annualized
                                                       Balance    Income       Yield
                                                      --------   ---------   ----------
                                                                (In Thousands)
Securities sold under agreements to repurchase .......$107,172    $  3,967      7.46%
Obligation outstanding under lines of credit..........  67,393       2,274      6.80
                                                      --------    --------
   Total..............................................$174,565    $  6,241      7.21%
                                                      ========    ========

For additional information see "Capital Resources and Liquidity".

         REAL ESTATE - NET INCOME. The Company incurred a net loss of $256,000 for the three months ended June 30, 1998 and earned net income of $548,000 during the six months ended June 30, 1998 on investments in real estate. Such income generally represents aggregate rental income, net of operating expenses and depreciation, generated from the Company's investment in four office buildings located in California, an office building located in Ohio, a retail shopping center located in Florida, and a retail shopping center located in Nova Scotia, net of depreciation and amortization and operating expenses associated with the Company's investments in real estate, which include the expense associated with mortgage loans to acquire real estate and the outstanding balances under a $200 million real estate-secured loan agreement with Salomon Brothers Realty Corp.

         OPERATING EXPENSES. Management fees totaling $1.7 million and $2.5 million for the three and six months ended June 30, 1998, respectively, were comprised solely of the base management fee (0.25% per quarter, or 1% per annum, of average invested assets) earned by OCC pursuant to the terms of a management agreement entered into between the Company and OCC. OCC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. See Note 2 to the Interim Consolidated Financial Statements included in Item 1 hereof. In addition, pursuant to the management agreement the Company reimbursed OCC for due diligence expenses of $175,000 and $368,000 in connection with its asset acquisitions during the three and six months ended June 30, 1998, respectively. Foreign currency gain for the six months ended June 30, 1998 was $117,000. This gain was a result of the declining U.S. dollar versus the Canadian dollar and related to the Company's investment in a Canadian commercial discount loan upon which the Company foreclosed in April 1998. See "Investments in Real Estate." Other expenses of $386,000 and $576,000 during the three and six months ended June 30, 1998, respectively, were comprised of auditing fees, insurance premiums and other miscellaneous expenses, were incurred by OCC on OAC's behalf and were reimbursed to OCC.

CHANGES IN FINANCIAL CONDITION

         GENERAL. From December 31, 1997 to June 30, 1998, total assets increased $534.0 million or 185.4% to $822.1 million. This increase was primarily due to a $35.4 million increase in the commercial and multi-family loan portfolio, a $132.3 million increase in the residential loan portfolio, an $11.4 million increase in cash and amounts due from depository institutions, a $131.5 million increase in investments in real estate, and a $269.9 million increase in securities available for sale, which were offset in part by a $47.0 million decrease in interest-bearing deposits. Total liabilities increased $504.7 million during the period, primarily as

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

a result of $223.8 million of securities sold under agreements to repurchase, a $154.2 million obligation outstanding under a line of credit and a $115.2 million obligation outstanding under a line of credit secured by real estate.

         REPURCHASE AGREEMENTS AND INTEREST-EARNING DEPOSITS. At June 30, 1998 total interest-earning deposits amounted to $1.3 million or 0.2% of total assets and were comprised of deposits at various banks. Interest-bearing deposits declined by $47.0 million or 97.2% from December 31, 1997 to June 30, 1998 due to the reinvestment of cash and cash equivalents into long-term assets.

         Although the Company had no repurchase agreements at June 30, 1998 or December 31, 1997, it enters into such agreements from time to time. In these transactions, the Company purchases securities from a counterparty, and agrees to sell the securities back to the counterparty at a specified future date. Repurchase agreements are carried at the amounts at which the securities will be subsequently resold to the counterparty plus accrued interest, as specified in the respective agreements. The Company monitors the market value of the underlying securities relative to the amounts due under the agreements and, when necessary, requires prompt additional collateral or reduction in loan balance to ensure that the market value remains sufficient to protect itself in the event of default by the counterparty.

         The Company earned interest income of $98,000 and $296,000 during the three and six months ended June 30, 1998, respectively, from its investment in interest-bearing deposits and repurchase agreements. Of such income, $43,000 was earned from investments in repurchase agreements.

         SECURITIES HELD FOR TRADING. Securities held for trading purposes are carried at market value with unrealized gains or losses included in earnings. The Company's investment in securities held for trading consisted solely of the IO Portfolio and was transferred from the available for sale category on March 31, 1998. There were no securities held for trading as of December 31, 1997 or June 30, 1998.

         Losses on the IO Portfolio during the six months ended June 30, 1998 amounted to $14.0 million, in addition to permanent write-downs on the IO Portfolio totaling $3.1 million during the first quarter. As noted above, the Company sold the IO Portfolio in May 1998.

         SECURITIES AVAILABLE FOR SALE. The Company's investment in mortgage-related securities available for sale of $415.9 million at June 30, 1998 included $81,000 of net unrealized gains, which was included in shareholders' equity. The Company's securities available for sale were comprised of the following at the dates indicated.

                                            June 30,  December 31,
                                              1998       1997
                                            --------  -----------
                                                (In Thousands)
Mortgage-related securities:
 Single family residential:
     FHLMC interest-only ................   $     --   $ 21,178
     FNMA interest-only .................         --     22,573
     AAA-rated interest-only ............         --        729
     Subordinates and residuals..........    289,827      9,444
                                            --------   --------
                                            $289,827     53,924
                                            --------   --------

 Multi-family residential and commercial:
     AAA-rated interest-only ............        780        866
     A-rated interest-only ..............        400        480
     Non-rated interest-only ............      5,030      4,803
     Subordinates .......................    119,896     85,954
                                            --------   --------
                                             126,106     92,103
                                            --------   --------

       Total ............................   $415,933   $146,027
                                            ========   ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         The increase in securities available for sale of $269.9 million during the six months ended June 30, 1998 was due to purchases of $343.5 million (See "Highlights for the Quarter Ended June 30, 1998") and an increase in unrealized gains of $7.4 million, which were offset in part by the transfer of the $56.5 million IO Portfolio to the held for trading category during the first quarter, $16.3 million of principal payments and maturities and $8.2 million of net premium amortization.

         The Company's strategy regarding mortgage-related securities currently emphasizes subordinate interests in mortgage-related securities backed by multi-family and commercial real estate loans and subordinate and residual interests in mortgage-related securities backed by single-family residential loans, particularly loans which have experienced payment problems in the past but are currently performing (such as loans acquired from HUD) and subprime loans. The Company generally emphasizes securities backed by these loans because of their potential for above-average yields, which the Company believes can be enhanced in circumstances where it acquires the right to control the foreclosure process and assigns to the Bank servicing rights to the loans which back the mortgage-related securities purchased by the Company.

         Subordinates are the non-investment grade and unrated classes of mortgage-related securities that provide credit enhancement to more senior classes of such securities by having a lower payment priority in the cash flow from the underlying mortgage loans and by absorbing any losses on the underlying mortgage loans prior to the senior classes. On "senior/subordinate" transactions, each subordinate class has a principal face amount equal to the subordination level required for the classes, if any, which are senior to the respective subordinate class and the subordination level required at the respective rating (i.e., BB, B, UR).

         Residuals are the unrated classes of mortgage-related securities that receive the excess payments of interest from the underlying mortgage loans that exist beyond that which is needed to pay interest to the holders of the other classes of the mortgage-related security, pay transaction fees and satisfy overcollateralization requirements. Overcollateralization is the predominant form of credit enhancement on securitizations of subprime single-family residential loans, which is made possible by use of the excess spread (the amount by which the weighted average yield on the underlying mortgage loans exceeds the weighted average yield on the classes of securities backed by such loans) to fast pay the senior classes of the mortgage-related security until a level of subordination predetermined by the rating agencies is reached. Residuals have a notional amount equal to the unpaid principal balance of the underlying mortgage loans.

         The following table summarizes information relating to the Company's mortgage-related securities available for sale at June 30, 1998.

                                  Aggregate Notional
                                  Amount or Aggregate Aggregate     Aggregate
                                    Unpaid Principal    Book         Market
    Rating/Description                 Balance(1)       Value        Value(2)
  -------------------------            --------       --------       --------
                                                  (In Thousands)
Single-family Residential:
  Unrated residuals .......            $469,498       $270,535       $268,454
  B-rated subordinates ....               9,572          5,486          5,265
  Unrated subordinates ....              48,472         16,888         16,108
                                       --------       --------       --------
                                        527,542        292,909        289,827
                                       --------       --------       --------
Multi-family and Commercial:
  BB-rated subordinates ...              68,732         66,005         67,379
  B-rated subordinates ....              17,460         13,697         14,209
  Unrated subordinates ....              57,442         36,012         37,076
  AAA-Rated IOs ...........              78,014            849            780
  A-Rated IOs .............              19,700            476            400
  Unrated IOs(3) ..........              12,797          4,833          5,030
  Unrated POs(3) ..........              12,797          1,073          1,232
                                       --------       --------       --------
                                        266,942        122,945        126,106
                                       --------       --------       --------
          Total ...........            $794,484       $415,854       $415,933
                                       ========       ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

(1) Notional amounts are based on the aggregate principal amount of the underlying collateral.

(2) Estimated fair values are based on dealer-quoted market prices or the average of dealer-quoted market prices for the Company's other comparable securities.

(3) These securities relate to the same mortgage-related security, thus giving the Company both the principal and interest components to the particular class.

         The following tables set forth information regarding the mortgage loans underlying the Company's multi-family and commercial mortgage-related securities portfolio at June 30, 1998.


                                Current Aggregate
                                Unpaid Principal
Property Type                        Balance        Percentage(1)
-------------                       ---------        ----------
                                           (In Thousands)

Multi-family .....................   $464,754            46%
Retail ...........................    223,197            22
Office ...........................    119,933            12
Industrial .......................     46,995             5
Hotel ............................     39,018             4
Other ............................    105,812            11
                                     --------           ---
                                     $999,709           100%
                                     ========           ===

---------------
(1) Based on a percentage of the total unpaid principal balance of the underlying loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================


                                Current Aggregate
                                Unpaid Principal
Geographic Location                  Balance        Percentage(1)
-------------------                 ---------        ----------
                                           (In Thousands)

California ...................       $241,115           24%
Texas ........................        166,669           17
Florida ......................         80,027            8
Ohio .........................         53,310            5
New York .....................         47,732            5
Other ........................        410,856           41
                                     --------          ---
                                     $999,709          100%
                                     ========          ===
-----------------
(1) Based on a percentage of the total unpaid principal balance of the underlying loans.

         COMMERCIAL AND MULTI-FAMILY LOAN PORTFOLIO. The Company's investment in commercial and multi-family loans amounted to $44.9 million at June 30, 1998, a $35.4 million increase over the $9.5 million investment at December 31, 1997. The Company's commercial lending activities currently focus on real estate lending opportunities in selected major metropolitan markets throughout the United States where the Company believes there are significant supply constraints and where employment and/or population growth and other demand generators are expected to remain strong. The Company's general approach to commercial lending is to capitalize on the core capabilities of the Manager and its affiliates, which include an ability to assess the value creation potential of underutilized real estate and to oversee and manage the conversion, rehabilitation and/or construction process. The Company seeks to make loans to borrowers who have a proven ability to acquire such assets and enhance value through a process of repositioning or development. Loans are usually structured to provide current income along with either exit fees or gross revenue participation features. Loans may be originated as first mortgage loans or structured as subordinated debt or mezzanine financing.

         The following table sets forth the composition of the Company's commercial and multi-family loan portfolio by type of loan at the dates indicated:

                                           June 30,    December 31,
                                            1998         1997
                                          ---------    --------
                                              (In Thousands)

Multi-family ..........................   $  45,285    $  3,455
Commercial real estate:
   Office .............................      33,058      33,058
   Hotel ..............................      28,581      20,952
                                          ---------    --------
    Total loans .......................     106,924      57,465
Deferred origination fees .............        (844)       (344)
Undisbursed loan proceeds .............     (61,008)    (47,640)
Allowance for loan losses .............        (206)         --
                                          ---------    --------
  Commercial and multi-family loans, net  $  44,866    $  9,481
                                          =========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         The following table sets forth certain information regarding loans in the Company's commercial and multi-family loan portfolio at June 30, 1998.

                                                                                           Loan per Stabilized
                                                  Loan Amount                  Ratio of     Unit/      Debt
                                        Loan      Outstanding     Type of      Loan to     Square    Coverage Coupon
Loan                   Location        Amount   At June 30, 1998   Loan         Cost        Foot      Ratio    Rate      Size
----                   --------        ------   ----------------   ----         ----        ----      -----    ----      ----
                                                        (In Thousands)
Multi-family Residential:
Fourth and Harrison... San Francisco,
                        CA             $11,550     $ 1,625      Construction      85%      $ 201     1.22      9.630% 160 units

241 Church Street..... New York, NY     30,280      13,684      Conversion        88         582      N/A      9.000  52  units

459 Washington Street. New York, NY      3,455       1,760      Conversion        61         314      N/A     10.500  11  units

Commercial:
Doubletree Hotel ..... Lowell, MA        7,652       7,278      Renovation        85          31     1.90     10.000  249 rooms

Hawthorn Suites Hotel. Schaumburg, IL    7,629           -      Construction      65          56     1.59      8.750  136 suites

Wyndham Garden
 Hotel ............... Wilmington, DE   13,300       6,079      Renovation        67          61     2.20      8.650  219 rooms

Landmark III-GTE...... Burlington, MA   33,058      15,490      Renovation        85          --     1.18      9.250  291,077 sq.ft.
                                     ---------    --------
                                     $ 106,924    $ 45,916
                                     =========    ========

         The following tables set forth the activity in the Company's gross commercial and multi-family loan portfolio during the periods indicated.

                                                    Three Months Ended June 30,
                                                               1998
                                                    --------------------------
                                                      Balance   No. of Loans
                                                      --------  ------------
                                                         (In Thousands)

Balance at beginning of period .................      $ 99,295           6
Originations:
   Hotel loan ..................................         7,629           1
Principal repayments ...........................            --          --
                                                      --------     -------
   Net increase in loans .......................         7,629           1
                                                      --------     -------
Balance at end of period .......................      $106,924           7
                                                      ========     =======


                                                     Six Months Ended June 30,
                                                               1998
                                                      ----------------------
                                                      Balance   No. of Loans
                                                      --------  ------------
                                                          (In Thousands)

Balance at beginning of period .................      $ 57,465           4
Originations:
   Multi-family loans ..........................        41,830           2
   Hotel loan ..................................         7,629           1
Principal repayments ...........................            --          --
                                                      --------     -------
   Net increase in loans .......................        49,459           3
                                                      --------     -------
Balance at end of period .......................      $106,924           7
                                                      ========     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         The following table sets forth certain information relating to the payment status of loans in the Company's commercial and multi-family loan portfolio at the dates indicated.

                                                    June 30,       December 31,
                                                      1998            1997
                                                  -----------      -----------
                                                          (In Thousands)

Past due less than 31 days..................      $    99,272      $    57,465
Past due 31 days to 89 days.................            7,652               --
Past due 90 days or more....................               --               --
                                                  -----------      -----------
                                                  $   106,924      $    57,465
                                                  ===========      ===========

         RESIDENTIAL LOAN PORTFOLIO. The Company's investment in residential loans amounted to $138.7 million at June 30, 1998, a $132.3 million increase over the $6.4 million investment at December 31, 1997.

         The following table sets forth the composition of the Company's residential loan portfolio at the dates indicated:

                                                    June 30,       December 31,
                                                      1998            1997
                                                  -----------      -----------
                                                          (In Thousands)
   Single-family residential.................     $   137,462      $     6,465
   Deferred origination fees.................             808             (115)
   Deferred hedge............................             399               --
                                                  -----------      -----------
     Residential loans, net..................     $   138,669      $     6,350
                                                  ===========      ===========

         Of the $137.5 million of single-family residential loans held by the Company at June 30, 1998, $31.6 million, $16.0 million, $7.9 million, $6.4 million and $6.0 million were secured by properties located in Michigan, California, Texas, Ohio, and Massachusetts, respectively.

         The Company intends to pool its single-family residential loans in a special purpose entity which will issue mortgage-related securities backed by such loans. The senior classes in this securitization will be acquired by third parties, and the Company will retain the subordinate and residual interests in such securitization. The securitization also will provide the Company with additional funds for investment purposes.

         The following tables set forth the activity in the Company's gross residential loan portfolio during the periods indicated.

                                                       Three Months Ended
                                                         June 30, 1998
                                                  ----------------------------
                                                    Balance       No. of Loans
                                                  -----------     ------------
                                                          (In Thousands)
Balance at beginning of period..............      $   105,949            1,077
Purchases:
   Single family residential loans..........           40,030              341
Principal repayments........................           (8,517)             (26)
                                                  -----------      -----------
   Net increase in loans....................           31,513              315
                                                  -----------      -----------
Balance at end of period....................      $   137,462            1,392
                                                  ===========      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

                                                       Six Months Ended
                                                         June 30, 1998
                                                 ----------------------------
                                                   Balance       No. of Loans
                                                 -----------     ------------
                                                          (In Thousands)
Balance at beginning of period...............    $     6,465               50
Purchases:
   Single family residential loans...........        139,880            1,368
Principal repayments.........................         (8,883)             (26)
                                                 -----------      -----------
   Net increase in loans.....................        130,997            1,342
                                                 -----------      -----------
Balance at end of period.....................    $   137,462            1,392
                                                 ===========      ===========

         The following table sets forth certain information relating to the payment status of loans in the Company's residential loan portfolio at the dates indicated.

                                                    June 30,       December 31,
                                                      1998            1997
                                                  -----------      -----------
                                                          (In Thousands)

Past due less than 31 days..................      $   129,006      $     6,196
Past due 31 days to 89 days.................            5,534               --
Past due 90 days or more....................            2,922              269
                                                  -----------      -----------
                                                  $   137,462      $     6,465
                                                  ===========      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         DISCOUNT LOAN PORTFOLIO. The discount loan portfolio consists of nonperforming and subperforming mortgage loans that are in default or for which default is likely or imminent or for which the borrower is currently making monthly payments in accordance with a forbearance plan, which generally are purchased at a discount to both the unpaid principal amount of the loan and the estimated value of the security property. At June 30, 1998, the Company's gross discount loan portfolio amounted to $12.1 million, exclusive of $3.6 million of unaccreted discount.

         The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated.

                                                    June 30,       December 31,
                                                      1998             1997
                                                   ----------      -----------
                                                          (In Thousands)
Commercial real estate loans:
   Office....................................     $     8,236      $    11,893
   Retail....................................           3,873           30,636
                                                  -----------      -----------
     Total unpaid principal balance..........          12,109           42,529
Unaccreted discount..........................          (3,597)         (15,550)
                                                  -----------      -----------
   Discount loans, net.......................     $     8,512      $    26,979
                                                  ===========      ===========

         During the six months ended June 30, 1998, the Company acquired through foreclosures a shopping center located in Halifax, Nova Scotia and an office building located in Dayton, Ohio, which secured discount loans with a balance of $15.4 million and $1.5 million, respectively. These foreclosures were the primary reason for the decrease in the discount loan portfolio during the six months ended June 30, 1998.

         At June 30, 1998, the Company's discount loans included a 13.83% PARI PASSU interest in a loan pool purchased from a large commercial bank, which interest had an aggregate outstanding principal balance of $9.2 million. The collateral for the loans currently consists of three office buildings located in midtown Manhattan, New York. As of June 30, 1998, all of the loans in this pool were performing in accordance with their terms. The loans are serviced for the Company by the Bank, which was the other successful joint bidder on the loan pool.

         At June 30, 1998, the discount loan portfolio also included a loan secured by a shopping center located in Havre, Montana with an unpaid principal amount of $3.9 million. The shopping center has 195,445 gross rentable square feet. As of June 30, 1998, the loan was nonperforming and foreclosure proceedings were in process.

         The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated.

                                                    June 30,       December 31,
                                                      1998             1997
                                                  -----------      -----------
                                                          (In Thousands)
Past due less than 31 days...................     $     2,622      $     7,964
Past due 31 days to 89 days..................           5,614               --
Past due 90 days or more.....................           3,873           34,565
                                                  -----------      -----------
                                                  $    12,109      $    42,529
                                                  ===========      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         ALLOWANCES FOR LOAN LOSSES. The Company maintains an allowance for loan losses at a level which management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. At June 30, 1998, the Company had provided an allowance for loan losses in the amount of $206,049 on the loan portfolio. At December 31, 1997, no allowance for loan losses had been provided.

         INVESTMENTS IN REAL ESTATE. The Company employs an opportunistic real estate investment approach that seeks value creation opportunities that can be realized through increased management focus and capital investment. The Company generally looks to acquire underperforming properties that can be acquired and renovated at discounts to replacement cost. In evaluating opportunities, the Company focuses on a series of key investment criteria. These include analyses of the level of proposed new supply and development constraints in the markets where it is considering investing. An underlying premise of the Company's real estate investment philosophy is that, while demand for real estate has remained relatively constant over time, sudden and dramatic increases in supply have driven boom and bust real estate cycles.

         At June 30, 1998, the Company's investments in real estate consisted of seven properties which had an aggregate carrying value of $176.9 million. For information related to an acquisition of real estate by the Company subsequent to June 30, 1998, see "Recent Developments".

         A total of four of the properties currently owned by the Company with an aggregate carrying value of approximately $142 million are located in San Francisco, California. Three of these properties are located in the financial district of San Francisco, and one property is located in the adjacent civic center district of San Francisco. The Company believes that the office market in San Francisco, particularly the financial district, satisfies its general real estate investment philosophy because it is characterized by limited new supply and significant barriers to entry. Low vacancy rates, coupled with lack of new construction, currently are boosting rental rates to record highs. Government regulation of development in conjunction with local construction costs and a lack of developable land provide significant barriers to entry to this area. The Company believes that its investments in real estate in San Francisco are all well located and benefit from their proximity to the majority of the city's office, retail and hotel accommodations.

         The Company's net investment in real estate increased to $176.9 million at June 30, 1998 from $45.4 million at December 31, 1997 and is comprised of the following properties:

                                                                                               Book Value at
  Date Acquired    Property             Location               Square Feet    Property Type    June 30, 1998
  -------------    --------             --------               -----------    -------------    -------------
                                                (In Thousands)
    09/03/97       10 U.N. Plaza        San Francisco, CA           71,636    Office Bldg.       $    9,149
    09/23/97       450 Sansome St.      San Francisco, CA          130,437    Office Bldg.           17,366
    11/10/97       Cortez Plaza         Bradenton, FL              289,686    Shopping Ctr.          19,288
    01/23/98       690 Market St.       San Francisco, CA          124,692    Office Bldg.           13,724
    04/03/98       Park Center I        Dayton, OH                  44,000    Office Bldg.            1,534
    04/09/98       7075 Bayers Rd.      Halifax, Nova Scotia       402,529    Shopping Ctr.          15,360
    04/08/98       225 Bush Street      San Francisco, CA          536,382    Office Bldg.          101,746
                                                                                                 ----------
                                                                 Accumulated depreciation            (1,242)
                                                                                                 ----------
                                                                                                 $  176,925
                                                                                                 ==========

         The Company's current overall strategy with respect to these properties is to renovate and reposition the facilities and target full floor tenants with five to ten year lease terms. The Company estimates that over the next twelve months it will spend approximately $45 million in capital improvements, tenant improvements and leasing commissions to renovate and reposition the above properties. Repositioning is intended to result in rents, upon re-leasing, that are greater than the current rents at the sites.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         Set forth below is a brief description of each of the Company's investments in real estate at June 30, 1998.

         CORTEZ PLAZA. In November 1997, the Company purchased Cortez Plaza, a 289,686 square foot shopping center located in Bradenton, Florida, a suburb of Tampa Bay. The Company purchased this property, which was built in 1956 and renovated in 1988, for $18.4 million. In a separate transaction, the fee simple title to a large portion of the shopping center that had been subject to a ground lease was purchased simultaneously for $650,000, which resulted in a total investment in this property of $19.1 million. By simultaneously acquiring fee simple title to a ground lease that encumbered a large part of the shopping center's parking lot, the Company believes that it immediately improved the value and marketability of the project. As of June 30, 1998, the shopping center was 97% leased, and national and regional tenants, including Publix, PetSmart, Circuit City and Montgomery Ward, which currently is in bankruptcy, comprised a majority of the complex. Below market leases covering approximately 14% of the center expire during 1998, 1999 and 2000.

         450 SANSOME STREET. In September 1997, the Company acquired a 130,437 square foot, 16-story, Class B office building located at 450 Sansome Street in the financial district of San Francisco, California. The Company purchased this property for $17.2 million. The building was 80% leased as of June 30, 1998. The property was built in 1967 and upgraded in certain respects in 1989 and 1990. The property was acquired from a lender who had taken title through foreclosure. Subsequent to the foreclosure, the property was suboptimally managed by the institutional owner. As a result, average rent per square foot amounted to approximately $18.00 at the date of acquisition. During the next five years, 86% of the leased space in the property expires. The Company is investing approximately $6.7 million in this property to renovate the entrance lobby, elevator cabs, bathrooms and hallways, install a sprinkler system, install various upgrades to enhance compliance with the Americans with Disabilities Act of 1990 (the "ADA"), fund deferred maintenance and various tenant improvements and pay leasing commissions. Since acquiring the property, the Company has commenced its repositioning strategy. In this regard, the Company recently entered into a lease with a tenant for ground floor retail space at an effective rate which exceeded the Company's projection by over 50%. The Company also currently is leasing office space at rents that exceed $30 per square foot.

         10 UNITED NATIONS PLAZA. In September 1997, the Company acquired a 71,636 square foot, six-story, Class B office building located at 10 United Nations Plaza in the civic center district of San Francisco. The Company purchased this property, which was built in 1982, for $9.1 million. At the date of acquisition, the property was substantially leased and the average rent per square foot was $13.76, which the Company believes is below current market levels. The building was 45% leased as of June 30, 1998, and over 93% of total rentable space will become available by September 1998. Short-term holdover agreements were negotiated with two of the building's largest tenants to allow them time to relocate from the building, with rental rates during the holdover terms ranging from $25.00 to $38.00 per square foot. The property is currently being marketed for lease to tenants with full floor or full building space requirements, and the Company is under active negotiation with several companies for rents in the upper $20 per square foot range. The Company is investing approximately $3.5 million in this property to fund cosmetic improvements to enhance the lobby and hallways, install ADA upgrades, fund deferred maintenance and tenant improvements and pay leasing commissions.

         690 MARKET STREET. In January 1998, the Company acquired a 124,692 square foot, 16-story, Class C office building located at 690 Market Street in the financial district of San Francisco, California. The property was purchased for $13.7 million. The property was originally constructed in 1888 and has undergone numerous renovations. At the date of acquisition, approximately 41% of the building was available for re-leasing by the end of 1998 and existing rents for this occupied space averaged $14.06 per square foot, which the Company believes is below current market levels. The building was 72% leased as of June 30, 1998. The Company is investing approximately $4.3 million to install structural upgrades, a sprinkler system and ADA upgrades, fund deferred maintenance and tenant improvements and pay leasing

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

commissions. The Company is currently implementing a new leasing program at the property to coincide with the renovation schedule and has renewed existing leases in the mid $20 per square foot range, which represents an approximately 30% increase.

         BUSH STREET PROPERTY. In April 1998, the Company acquired an existing 536,382 square foot, 22-story, Class A office building located at 225 Bush Street in the financial district of San Francisco, California for $100.2 million. The purchase price for this property was funded primarily by a $75.0 million loan from Salomon Brothers Realty Corp. The Bush Street Property was originally constructed in 1923, expanded in 1994 and brought up to 1992 building code seismic standards during 1992-94. Originally built as the world headquarters of Chevron of USA, Inc. ("Chevron"), it was sold in 1994 as Chevron sought to relocate its executive offices. The Company expects to make an additional investment of approximately $11.1 million to pay tenants improvements and leasing commissions and to install a sprinkler system, life/safety systems and ADA upgrades. As of June 30, 1998, the Bush Street Property was 94% leased and the average rent per square foot amounted to approximately $18.30. The Company estimates that the current average market rate for office buildings in this area of San Francisco approximates $32 to $35 per square foot. For additional information relating to the Bush Street Property, see "--Significant Properties" below.

         BAYERS ROAD SHOPPING CENTRE. In April 1998, the Company acquired the Bayers Road Shopping Centre, which is located at 7075 Bayers Road in Halifax, Nova Scotia. The property was acquired by foreclosure on the loans secured by the property, which were acquired by the Company at a discount in September 1997. The property contains 402,529 square feet of space, which consists primarily of retail space but also includes some office space and storage space. The original buildings were built in 1956 and were enclosed and expanded in several phases between 1971 and 1987. Major tenants of the property currently consist of Zellers, Lawton's and Mark's Work Wearhouse. The property was approximately 80% leased at June 30, 1998. The Company currently is implementing an operating plan for this investment that will include the relocation of existing major tenants to higher visibility areas in order to improve pedestrian traffic flow.

         PARK CENTER I. In April 1998, the Company acquired Park Center I, a suburban office building located on a frontage road to Interstate 75 in Dayton, Ohio. The building was constructed in 1981 and has four stories and approximately 44,000 square feet of rentable space. The property was acquired by foreclosure on the loan secured by the property, which was acquired by the Company at a discount in September 1997. The building is currently vacant and configured for single tenant use, but may be converted to multi-tenant use. The Company currently is preparing an operating plan for this investment.

LEASE EXPIRATIONS -- ALL PROPERTIES

         The following table sets forth a summary schedule of the total lease expirations for the Company's investments in real estate for leases in place as of June 30, 1998, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                                Percentage of                 Average Base  Percentage of
                                                  Aggregate     Annualized      Rent per      Aggregate
                    Number of  Square Footage     Portfolio    Base Rent of  Square Foot of   Portfolio
  Year of Lease      Leases      of Expiring    Leased Square    Expiring       Expiring    Annualized Base
  Expiration(1)     Expiring       Leases           Feet         Leases(2)      Leases(3)      Rent
----------------   ----------  --------------  --------------  ------------  -------------- ---------------
1998............         40         114,109           8.91%    $   922,877     $ 19.54            7.46%
1999............         45         166,888          13.03       1,996,059       17.71           16.14
2000............         35         107,378           8.38       1,606,374       17.19           12.99
2001............         43         157,243          12.28       1,997,179       19.29           16.15
2002............         42         110,724           8.65         862,696       15.80            6.98
2003............          8          36,889           2.88         728,926       25.62            5.90
2004............          5          48,770           3.81         640,189       24.97            5.18
2005............          5          32,960           2.57         128,563        9.68            1.04
2006............          5         127,804           9.98         677,470        7.13            5.48
2007............          5         113,492           8.86       1,359,321       20.56           10.99
2008 and beyond.         12         264,496          20.65       1,445,298       11.97           11.69
                      -----       ---------         ------     -----------                      ------
                        245       1,280,753         100.00%    $12,364,952                      100.00%
                      =====       =========         ======     ===========                      ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

----------
(1) Lease year runs from January 1 to December 31 for all years except for 1998, in which the lease year is July 1 to December 31, 1998.

(2) Annualized base rent is calculated based on the amount of rent scheduled from January 1 of the listed year to the lease expiration, except for 1998 in which the amount is based on the amount of rent scheduled from July 1 to lease expiration.

(3) Annualized base rent per square feet is calculated using the annualized base rent divided by a weighted average square footage.

         As part of its initial repositioning of a property after an acquisition, the Company generally pursues a policy of replacing some existing tenants with tenants which have higher lease payments and/or a higher probability of expansion and renewal. This policy, which is in accordance with the Company's philosophy of investing in distressed real estate, may affect a number of existing tenants at acquired properties. Although the Company's repositioning strategy may adversely affect tenant retention rates in the early years of ownership of a property, management believes that the strategy will be beneficial to the Company in the long term. There can be no assurance, however, that the Company's tenant retention rate will increase as each property is repositioned or stabilized or that the net present value of new or renewed leases will substantially exceed the net present value of leases with existing tenants.

         The Company maintains comprehensive insurance on each of its real properties, including liability and fire and extended coverage, in amounts sufficient to permit the replacement of the properties in the event of a total loss, subject to applicable deductibles, or in the case of a property acquired by foreclosure or by deed-in-lieu thereof in an amount equal to the lesser of the unpaid principal balance of the loan and actual cash value of the property, dependent upon the status of the property. There are certain types of losses, however, generally of a catastrophic nature, such as earthquakes, floods and hurricanes, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it not feasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by the Company might not be adequate to restore its economic position with respect to the affected distressed real property. The Company's policy is to secure earthquake insurance equal to the probable maximum loss in areas where appropriate and available. To date, the Company has purchased earthquake insurance in amounts equal to the "probable maximum loss" for all of the properties it has acquired in San Francisco, California. There can be no assurance, however, that such coverage is sufficient or that it will continue to be available upon expiration of the current terms.

SIGNIFICANT PROPERTIES

         Set forth below is additional information with respect to the Bush Street Property, which is deemed "significant" under requirements of the Securities and Exchange Commission (the "Commission").

         DEPRECIATION. For federal income tax purposes, the basis, net of accumulated depreciation, of the Bush Street Property aggregated approximately $101.4 million at June 30, 1998. A land only valuation of this property has been ordered, which may modify the tax basis of this property. The real property associated with the Bush Street Property (other than land) generally will be depreciated for federal income tax purposes over 39 years using the straight line method. For financial reporting purposes, the Bush Street Property is recorded at its historical cost and is depreciated using the straight line method over its estimated useful life, which is estimated to be 39 years.

         REAL ESTATE TAXES. The 1997 annual real estate taxes paid on the Bush Street Property were approximately $343,701. The city of San Francisco real estate tax is 1.19% of assessed value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         OCCUPANCY. At June 30, 1998, the Bush Street Property was leased to 36 tenants which are engaged in a variety of businesses, including oil, law, technology, engineering, publication, consulting and philanthropy. The following table sets forth information relating to occupancy of and net effective rent for the Bush Street Property for the periods indicated.


                                                    Average Occupancy*
                                             ------------------------------
                Property                      1997        1996        1995
          -------------------                -------     -------     ------
          Bush Street Property ..........       94%         78%        82%

                                                  Net Effective Rent
                                                   Per Square Foot*
                                             ------------------------------
                                             1997        1996        1995
                                             --------    --------    ------
          Bush Street Property ..........    $ 16.35     $ 16.17      $ *

------------
* Data is not available for periods prior to 1995 or as indicated.

         LEASE EXPIRATIONS. The following table sets forth a summary schedule of the total lease expirations for the Bush Street Property for leases in place as of June 30, 1998, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.

 YEAR OF                                                                                                                      2008
  LEASE                                                                                                                       AND
EXPIRATION               1998      1999      2000        2001      2002       2003       2004      2005    2006       2007   BEYOND
-----------             ------    ------    ------      ------    ------     ------     ------   -------  ------     ------  -------
No. of Leases
  Expiring ..........        3          6         4          10         7          3         1        1         1         4       3

Square Footage
  of Expiring Leases.    5,681     83,411    38,152      66,415    28,504     26,174    22,714    3,784    22,742    85,992  76,306

Percent of Total
  Leased Square Feet.      1.2%      18.1%      8.3%       14.4%      6.2%       5.7%      4.9%     0.8%      5.0%     18.7%   16.6%

Annualized rent of
  Expiring Leases ... $ 88,416 $1,713,439  $642,897  $1,405,220  $451,181  $ 787,035  $454,280  $91,972  $454,836  $ 45,500 $29,845

Percent of Total
  Annualized Rent ...      0.9%      16.6%      6.2%       13.6%      4.4%       7.6%      4.4%     0.9%      4.4%     19.8%   21.3%

Annualized rent per
  Square ft. of
  Expiring Leases ... $  15.56  $    20.5  $  16.85  $    21.16  $  15.83  $   30.07  $  20.00 $  24.31  $  20.00  $  23.78 $ 28.80

         At June 30, 1998, the only tenant of the Bush Street Property which occupied 10% or more of the rentable square footage in the building was Chevron, which is engaged in the oil business. Chevron leases 207,529 rentable square feet on nine floors. Chevron has subleased all of its space except for three floors totaling 63,521 square feet. Of the 63,030 square feet that Chevron occupies, 43,683 square feet expires in June 1999. Management is in negotiations with Chevron to extend its term. The remaining space comprising 17,347 square feet on the 22nd floor expires in June 2000. Space sub-leased by Chevron totals 144,499 square feet. These sub-leases extend beyond Chevron's term (at the end of which they will become direct leases with the Company), and have varying terms, as reflected in the lease expiration schedule.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase increased to $223.8 million at June 30, 1998 from $0 at December 31, 1997. The Company periodically enters into sales of securities under agreements to repurchase the same securities (reverse repurchase agreements). Fixed coupon reverse repurchase agreements with maturities of three months or less are treated as financings, and obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated statements of financial condition. All securities underlying reverse repurchase agreements are reflected as assets in the accompanying consolidated statements of financial condition and are held in safekeeping by broker/dealers. Mortgage-related securities at amortized cost of $324.4 million and a market value of $323.8 million were pledged as collateral for securities sold under agreements to repurchase at June 30, 1998.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit amounted to $154.2 million at June 30, 1998 as compared to $0 at December 31, 1997 and represents borrowings having a one-year term and an interest rate that floats in accordance with a designated prime rate. See "Capital Resources and Liquidity."

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT - REAL ESTATE. Obligations outstanding under lines of credit secured by real estate amounted to $115.2 million at June 30, 1998 as compared to $0 at December 31, 1997 and represents borrowings having a one-year term and interest rates that float in accordance with a designated prime rate. See "Capital Resources and Liquidity."

         The Company's general strategy is to leverage its investments in distressed real estate by incurring borrowings secured by such investments.

         Set forth below is information regarding the Company's mortgage indebtedness relating to the Company's investment in real estate at June 30, 1998.

                                       Principal      Interest                         Maturity         Annual
                 Property               Amount          Rate          Amortization       Date          Payments
      -------------------------------   -------  -------------------  -------------  -------------    ----------
                                                     (In Thousands)

      Bush Street Property...........   $75,000  (1)LIBOR plus 1.75%  None           April 2001(3)    $ 5,550(4)
      Other .........................   $40,235  (2)LIBOR plus 1.75%  None           May 2001(3)      $ 2,985(4)

----------------
(1) Plus up to $5.0 million of additional advances for capital improvements to the Bush Street Property.

(2) Represents the outstanding balance under the $200 million loan agreement with Salomon Brothers Reality Corp. As of June 30, 1998, the Company's investments in Cortez Plaza, 450 Sansome Street, 10 U.N. Plaza and 690 Market Street secured this loan.

(3) Subject to certain conditions, the borrower under this loan may extend the maturity date by one year.

(4) Based on the interest rate in effect as of June 30, 1998.

         MINORITY INTEREST. At June 30, 1998, minority interest totaled $29.9 million and represented OCN's ownership through IMI of 1,808,733 units in the Operating Partnership. On May 7, 1998, the Company sold 1,473,733 units in the Operating Partnership to IMI for $24.5 million. On February 17, 1998, the Company sold 175,000 shares of common stock for cash in an aggregate amount of approximately $3.1 million to certain officers and directors of the Company and OCN. In connection with this stock issuance, IMI sold a like number of shares of the Company's common stock to the Company and invested in a like number of units in the Operating Partnership in order to comply with the stock ownership restrictions imposed on REITs under the Code. See Notes 1 and 8 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         SHAREHOLDERS' EQUITY. Shareholders' equity increased by $2.4 million from December 31, 1997 to June 30, 1998. The increase in shareholders' equity during this period was attributable to a $7.4 million

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

increase in unrealized gains on securities available for sale, which was offset in part by a net loss of $3.9 million and a cumulative currency translation adjustment of $1.1 million. See the Consolidated Statement of Changes in Shareholders' Equity in the Interim Consolidated Financial Statements included in Item 1 hereof.

CAPITAL RESOURCES AND LIQUIDITY

         Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities and for other general business purposes. Additionally, to maintain its status as a REIT under the Code, the Company must distribute annually at least 95% of its taxable income. The primary sources of funds for liquidity during the first half of 1998 consisted of net cash provided by operating activities, reverse repurchase agreements and other secured borrowings, maturities and principal payments on loans and securities; proceeds from the sale of Operating Partnership units to IMI.

         Cash and cash equivalents were $13.1 million at June 30, 1998. The Company's operating activities provided cash flows of $57.3 million during the six months ended June 30, 1998. The Company's investing activities used cash flows of $601.4 million during the six months ended June 30, 1998. During the foregoing period, cash flows from investing activities were used primarily to purchase securities available for sale, loans and commercial real estate. The Company's financing activities provided cash flows of $508.5 million during the six months ended June 30, 1998 and consisted of proceeds from lines of credit and repurchase agreements of $493.2 million, and $27.6 million net proceeds from the issuance of Operating Partnership units, net of $12.3 million of dividends paid during the period.

         The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating and financing activities. On July 15, 1998, the Company issued $150 million of 11.5% Senior Notes due 2005 pursuant to Rule 144A and, to a lesser extent, Regulation S under the Securities Act. The Company had $99.2 million and $159.8 million available under its existing lines of credit with Merrill Lynch Mortgage Capital Inc. and Salomon Brothers Realty Corp. at June 30, 1998, respectively. Additionally, on April 24, 1998, the Company entered into an agreement for a line of credit with Greenwich Capital Financial Products Inc. in the principal amount of (British pound)19.0 million ($32.1 million) to finance the Company's acquisition of residual interests originated in the U.K. operations of CFC. The Company believes that the net cash provided by its operating and financing activities will be sufficient to allow the Company to make the distributions necessary for continued benefit from qualification as a REIT.

         The Company expects to meet certain long-term liquidity requirements, such as property and security acquisitions and loan originations: by obtaining various third-party borrowings or equity infusions and has entered into discussions with respect to obtaining such borrowings or equity infusions.
Additionally, as discussed above, the Company intends to execute a securitization of its single-family residential loan portfolio and use the proceeds for further acquisitions. The Company believes that its existing sources of liquidity, including third-party borrowings and or equity infusions currently being pursued, will be adequate to fund planned activities for the foreseeable future, although there can be no assurances in this regard. In the event the Company was unable to effect such third-party borrowings or securitizations, its liquidity could be constrained and the impact on its results of operations, financial condition, and FFO could be significant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

REIT STATUS

         The Company has qualified and intends to continue to qualify as a REIT under Sections 856 through 860 of the Code. Qualification for treatment as a REIT requires the Company to meet certain criteria, including certain requirements regarding the nature of its ownership, assets, income and distributions of taxable income. A REIT will generally not be subject to federal income taxation on that portion of its income that is distributed to its shareholders if it distributes at least 95 percent of its taxable income and meets certain other income and asset tests. The Company has until the filing of its tax return to satisfy the distribution requirement. Since the Company plans to distribute 100% of its taxable income, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying interim consolidated financial statements. As taxable income is finalized and the tax return is filed, an additional distribution may be required which may be significant. The Company may be subject to tax at normal corporate rates on net income or capital gains not distributed.

RISK OF LOSS OF INVESTMENT COMPANY ACT EXEMPTION

         The Company believes that it is not, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Under the Investment Company Act, an investment company is required to register with the Commission and is subject to extensive, restrictive and potentially adverse regulations. The Investment Company Act exempts entities, however, that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretations by the staff of the Commission, qualifying for this exemption requires the Company, among other things, to maintain at least 55% of its assets in Qualifying Interests and to maintain an additional 25% in Qualifying Interests or other real estate-related assets. The Company's investments in real estate and mortgage loans generally constitute Qualifying Interests, and the Company believes that subordinate and residual interests in mortgage-related securities constitute Qualifying Interests when the Company acquires the right to (i) direct the foreclosure upon any defaulted loan which backs such securities and to take all other actions that a servicer generally may take in connection with a defaulted loan and/or (ii) designate the Bank (or another party) as special servicer with respect to any defaulted mortgage loan, subject to the Company's right to exercise the rights set forth in clause (i). At June 30, 1998, the Company believes that its Qualifying Interests, including subordinate and residual interests, comprised over 75% of the Company's total assets and over 95% when combined with other real-estate related assets. As a result, the Company believes that it was and is not required to register as an investment company under the Investment Company Act. The Company does not intend, however, to seek an exemptive order, no-action letter or other form of interpretive guidance from the Commission on this position, and if the Commission were to take a different position, the Company could be required either (a) to change the manner in which it conducts its operations in order to avoid investment company registration or (b) to register as an investment company, either of which could have a material adverse effect on the Company and its securities, could subject the Company to monetary penalties and injunctive relief in an action brought by the Commission, could cause the Company to be unable to enforce contracts with third parties and could cause third parties to seek recission of relevant transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT, AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE COMMISSION (THE "SEC"), IN THE COMPANY'S PRESS RELEASES OR IN THE COMPANY'S OTHER PUBLIC OR SHAREHOLDER COMMUNICATIONS, MAY NOT BE BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS, WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL), MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS
"ANTICIPATE," "BELIEVE," "COMMITMENT," "CONSIDER," "CONTINUE," "COULD," "ENCOURAGE," "ESTIMATE," "EXPECT," "INTEND," "MAY," "PLAN," "PRESENT," "PROPOSE," "PROSPECT," "WILL," FUTURE OR CONDITIONAL VERB TENSES, SIMILAR TERMS, VARIATIONS ON SUCH TERMS OR NEGATIVES OF SUCH TERMS. ALTHOUGH THE COMPANY
BELIEVES THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT THOSE RESULTS OR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS DUE TO RISKS, UNCERTAINTIES AND CHANGES WITH RESPECT TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, INTERNATIONAL, NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), GOVERNMENT FISCAL AND MONETARY POLICIES (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), PREVAILING INTEREST OR CURRENCY EXCHANGE RATES, GOVERNMENT REGULATIONS AFFECTING REAL ESTATE INVESTMENT TRUSTS, COMPETITIVE PRODUCTS AND PRICING, CREDIT, PREPAYMENT, BASIS AND ASSET/LIABILITY RISKS, LOAN SERVICING EFFECTIVENESS, THE COURSE OF NEGOTIATIONS AND THE ABILITY TO REACH AGREEMENT WITH RESPECT TO THE MATERIAL TERMS OF ANY PARTICULAR TRANSACTION, SATISFACTORY DUE DILIGENCE RESULTS, SATISFACTION OR FULFILLMENT OF AGREED UPON TERMS AND CONDITIONS OF CLOSING OR PERFORMANCE, THE TIMING OF TRANSACTION CLOSINGS, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, THE FINANCIAL AND SECURITIES MARKETS, THE AVAILABILITY OF AND COSTS ASSOCIATED WITH OBTAINING ADEQUATE AND TIMELY SOURCES OF LIQUIDITY, DEPENDENCE ON EXISTING SOURCES OF FUNDING, AVAILABILITY OF DISCOUNT LOANS FOR PURCHASE, THE SIZE AND NATURE OF THE SECONDARY MARKET FOR MORTGAGE LOANS AND OF THE MARKET FOR SECURITIZATIONS, GEOGRAPHIC CONCENTRATIONS OF ASSETS, OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS AND SECURITIES INVESTMENTS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND FILINGS WITH THE SEC, INCLUDING ITS REGISTRATION STATEMENT ON FORM S-11 AND PERIODIC REPORTS ON FORMS 10-Q, 8-K AND 10-K. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULT(S) OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
================================================================================

         Information   required  by  this  Item  is  not  applicable  under  the
circumstances.

                            PART II OTHER INFORMATION


Item 2.  Changes in Securities

         On July 14, 1998 the Company issued $150,000,000 principal amount of 11 1/2% Senior Notes due 2005 (the "Notes") under Rule 144A of the Securities Act of 1933. Interest on the Notes is payable in cash semi-annually in arrears on each January 1 and July 1 commencing on January 1, 1999. The Notes will mature on July 1, 2005 and are redeemable, at the option of the Company, in whole or part, on or after July 1, 2002. In addition, during the first 36 months, the Company may, on any one or more occasions, use the net proceeds of one or more offerings of its Common Stock to redeem up to 25% of the aggregate principal amount of the Notes, provided that, after any such redemption, the aggregate principal amount of the Notes outstanding must equal at least $112.5 million. Upon the occurrence of a change of control, the Company is required, subject to certain conditions, to offer to purchase all of the Notes. The Indenture relating to the Notes contains certain covenants of the Company, including a covenant which restricts its ability to declare or pay dividends or make payments or distributions on its outstanding Common Stock unless certain requirements are met. This covenant does not affect the ability of the Company to make distributions which are necessary to preserve its status as a REIT under the Code.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on Wednesday, May 14, 1998, the following individuals were elected to the Board of
         Directors:


                                           Votes for           Votes Withheld
                                  -----------------------   --------------------

         William C. Erbey                 17,144,880               38,435
         Benjamin W. Navarro              17,142,962               40,353
         Christine A. Reich               17,143,971               39,344
         Timothy J. Riddiough             17,141,271               42,044
         Peter M. Small                   17,141,380               41,935


         The following proposals were approved at the Company's Annual Meeting:

                                                                                                   Broker
                                                       Votes for   Votes Against  Abstentions    Non-Votes
                                                       ---------   -------------  -----------    ---------

           Ratification of  the appointment  by the   17,144,958      13,209        29,148          -
           Board of Directors of Price  Waterhouse,
           LLP  as  independent   auditor  for  the
           Company   for  the  fiscal  year  ending
           December 31, 1998.

           Amendment   of   Article   VIII  of  the   17,091,958      17,539        52,248        21,570
           Company's  Articles of  Incorporation in
           order  to  provide,   in  effect,   that
           nothing  contained therein will prohibit
           the   settlement   of  any   transaction
           entered into through the  facilities  of
           any   national    securities    exchange
           registered under the Securities Exchange
           Act of 1934,  as amended (the  "Exchange
           Act"),  or on the national market system
           of  a  national  securities  association
           registered under the Exchange Act.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3.1      Amended and Restated Articles of Incorporation (1)

                  3.2      Amendment  to  Amended  and   Restated   Articles  of
                           Incorporation (2)

                  3.3      By laws (1)

                  4.1      Form of Common Stock Certificate (1)

                  4.2 Form of Indenture for the 11 1/2% Senior Notes due 2005 between the Company and Norwest Bank Minnesota, National Association, as Trustee thereunder (3)

                  4.3 Form of 11 1/2% Senior Notes due 2005 (attached as Exhibit A to the Indenture included as Exhibit 4.2)
                           (3)

                  4.4 Registration Rights Agreement, dated July 14, 1998, among the Company and the Initial Purchasers of the 11 1/2% Senior Notes due 2005 (3)

                 10.1      First Amended and Restated Management Agreement (4)

                 10.2      Form of Registration Rights Agreement (1)

                 10.3      Third  Amended  and  Restated  Agreement  of  Limited
                           Partnership  of  Ocwen   Partnership,   L.P.   (filed
                           herewith)

                 10.4      Form of Stock Option Plan (1)

                 10.5 Purchase and Sale Agreement between Ocwen Capital Corporation and Pacific Resources Development, Inc. dated as of March 3, 1998 (5)

                 10.6 Assignment and Assumption Agreement, dated April 7, 1998, by and between Ocwen Capital Corporation and OAIC Bush Street, LLC (5)

                 10.7 Loan Agreement between OAIC Bush Street, LLC and Salomon Brothers Realty Corp. as of April 7, 1998 (5)

                 10.8      Purchase  and  Sale  Agreement   between   Prudential
                           Insurance   Company  of  America  and  Ocwen  Capital
                           Corporation, dated June 9, 1998 (6)

                 10.9 Loan Agreement between the Company and Merrill Lynch Mortgage Capital Inc. as of March 30, 1998 (filed herewith)

                 10.10 Loan Agreement between the Company and Greenwich Financial Products Inc. as of April 24, 1998 (4)

                 10.11 Amended and Restated Loan Agreement by and among, inter alia, OAIC California Partnership, L.P., OAIC California Partnership II, L.P., Salomon Brothers Realty Corp. and LaSalle National Bank, dated as of June 10, 1998 (filed herewith)

                 27.1 Financial Data Schedule - For the quarter ended June 30, 1998 (filed herewith)

                 99.1      Investment Guidelines (filed herewith)


                 ----------------
                           (1) Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-21965), as amended, declared effective by the Commission on May 14, 1997.

                           (2) Incorporated by reference to the text thereof set forth on page 5 of the Company's definitive Proxy Statement with respect to the Company's 1998 annual meeting of shareholders as filed with the Commission on April 15, 1998.

                           (3) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on July 16, 1998.

                           (4)   Incorporated  by  reference  to  the  Company's
                           Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

                           (5) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on April 23, 1998.

                           (6) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on August 6, 1998.


         (b)      Reports on Form 8-K filed  during the  quarter  ended June 30,
                  1998


                  (1) A Form 8-K dated as of April 8, 1998, which contained a news release announcing the Company's purchase of the Bush Street property.


                  (2) A Form 8-K dated as of May 7, 1998, which contained a news release announcing the Company's financial results for the three months ended March 31, 1998, the sale of its IO portfolio, and an additional capital investment.

                  (3) A Form 8-K/A dated as of April 8, 1998, and filed on June 12, 1998, which contained financial information relating to OAIC Bush Street, LLC.

                  (4)      A Form 8-K dated as of June 18, 1998, which contained
                           a  news  release   announcing  the  Company's  recent
                           investment activity.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OCWEN ASSET INVESTMENT CORP.



                                   By:  /s/ Mark S. Zeidman
                                   ---------------------------------------------
                                            Mark S. Zeidman
                                            Senior Vice President and
                                            Chief  Financial  Officer
                                            (On behalf of the Registrant and as
                                            its principal financial officer)



Date: August 14, 1998