Form 10-Q
period 1998-09-30
OCWEN ASSET INVESTMENT CORP
filed 1998-11-17
CIK 1033643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                          Commission File No. 001-14043

                          OCWEN ASSET INVESTMENT CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


Virginia                                                              65-0736120
--------                                                              ----------
(State or other jurisdiction                                     (I.R.S.Employer
of incorporation or organization)                            Identification No.)


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


Number of shares of Common Stock, $.01 par value, outstanding at the close of business on November 13, 1998: 18,965,000 shares.

                          OCWEN ASSET INVESTMENT CORP.
                                    FORM 10-Q

                                    I N D E X

================================================================================


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements........................    3

         Consolidated Statements of Financial Condition...................    3

         Consolidated Statements of Operations............................    4

         Consolidated Statements of Changes in Shareholders' Equity.......    5

         Consolidated Statements of Cash Flows............................    6

         Notes to Consolidated Financial Statements.......................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   39

PART II - OTHER INFORMATION

Item 2.  Changes in Securities............................................   42

Item 6.  Exhibits and Reports on Form 8-K.................................   42

Signature.................................................................   43

                                      PART I - FINANCIAL INFORMATION
                                       OCWEN ASSET INVESTMENT CORP.

                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           September 30,     December 31,
                                                                                1998             1997
                                                                            (Unaudited)       (Audited)
                                                                           -------------    -------------
ASSETS
Cash and amounts due from depository institutions ......................   $   3,135,888    $     331,047
Interest earning deposits ..............................................      15,193,815       48,346,076
Securities available for sale, at market value .........................     395,495,423      146,026,907
Commercial and multifamily loan portfolio, net .........................      55,116,284        9,481,436
Residential loan portfolio, net ........................................     197,495,230        6,350,043
Discount loan portfolio, net ...........................................       8,589,370       26,978,888
Investment in real estate, net .........................................     209,851,125       45,430,039
Principal and interest receivable ......................................       5,967,421        2,518,272
Deposits on pending asset acquisitions .................................              --        1,000,000
Other assets ...........................................................      19,553,108        1,540,633
                                                                           -------------    -------------
                   Total assets ........................................   $ 910,397,664    $ 288,003,341
                                                                           =============    =============

LIABILITIES:
    Securities sold under agreements to repurchase .....................   $ 143,058,656    $          --
    Obligation outstanding under line of credit ........................     189,136,665               --
    Obligation outstanding under line of credit - secured by real estate     142,444,500               --
    11.5% Notes due 2005 ...............................................     143,000,000               --
    Dividends and distributions payable ................................       9,140,443        7,458,750
    Accrued expenses, payables and other liabilities ...................      12,267,243        6,344,783
                                                                           -------------    -------------
                   Total liabilities ...................................     639,047,507       13,803,533
                                                                           -------------    -------------

Minority interest ......................................................      28,369,583        2,941,541
                                                                           -------------    -------------

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 25,000,000 shares authorized;
       0 shares issued and outstanding .................................              --               --
     Common Stock, $.01 par value; 200,000,000 shares authorized;
       18,965,000 shares issued and outstanding ........................         189,650          189,650
    Additional paid-in capital .........................................     294,461,433      280,503,838
    Distributions in excess of earnings ................................     (35,982,904)      (2,107,331)
    Accumulated other comprehensive income:
         Net unrealized loss on securities available for sale ..........     (13,719,114)      (7,327,890)
         Accumulative translation adjustments ..........................      (1,968,491)              --
                                                                           -------------    -------------
         Total other comprehensive income ..............................     (15,687,605)      (7,357,890)
                                                                           -------------    -------------
               Total shareholders' equity ..............................     242,980,574      271,258,267
                                                                           -------------    -------------
                   Total liabilities and shareholders' equity ..........   $ 910,397,664    $ 288,003,341
                                                                           =============    =============

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                    PART I - FINANCIAL INFORMATION
                                                     OCWEN ASSET INVESTMENT CORP.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                         For the Three       For the Three       For the Nine      For the Period
                                                         Months ended        Months ended        Months ended      May 14, 1997 to
                                                      September 30, 1997  September 30, 1998  September 30, 1997  September 30, 1998
                                                      ------------------  ------------------  ------------------  ------------------
Interest income:
  Repurchase agreements and interest bearing deposits    $    713,966        $  2,753,729       $  1,009,614         $  4,150,857
  Securities held for trading ........................             --                  --            106,892                   --
  Securities available for sale ......................     13,806,940           2,492,172         29,990,157            3,497,356
  Commercial and multifamily loans ...................      1,512,508                  --          3,786,210                   --
  Residential loans ..................................      3,862,725               5,565          6,475,756                5,565
  Discount loans .....................................        393,132             260,471          1,719,330              340,966
                                                         ------------        ------------       ------------         ------------
                                                           20,289,271           5,511,937         43,087,959            7,994,744
                                                         ------------        ------------       ------------         ------------
Interest expense:
  Securities sold under agreements to repurchase .....      3,082,025                  --          7,048,840                   --
  Obligations outstanding under lines of credit ......      3,828,297                  --          6,102,066                   --
  11.5% Notes due 2005 ...............................      3,687,347                  --          3,687,347                   --
                                                         ------------        ------------       ------------         ------------
                                                           10,597,669                  --         16,838,253                   --
                                                         ------------        ------------       ------------         ------------

  Net interest income before provision for loan losses      9,691,602           5,511,937         26,249,706            7,994,744
Provision for loan losses ............................        350,682                  --            556,731                   --
                                                         ------------        ------------       ------------         ------------
  Net interest income after provision for loan losses.      9,340,920           5,511,937         25,692,975            7,994,744
                                                         ------------        ------------       ------------         ------------

Real estate-operating income:
  Rental income ......................................      8,035,170             107,668         14,584,661              107,668
  Other ..............................................          1,508               7,298             28,343                7,298
                                                         ------------        ------------       ------------         ------------
                                                            8,036,678             114,966         14,613,004              114,966
                                                         ------------        ------------       ------------         ------------
Real estate-operating expenses:
  Rental operation ...................................      3,626,054              29,039          6,901,905               29,039
  Depreciation & amortization ........................      1,159,652              21,386          2,222,573               21,386
  Interest ...........................................      2,707,478                  --          4,396,581                   --
                                                         ------------        ------------       ------------         ------------
                                                            7,493,184              50,425         13,521,059               50,425
                                                         ------------        ------------       ------------         ------------
Real estate income, net ..............................        543,494              64,541          1,091,945               64,541
                                                         ------------        ------------       ------------         ------------

Other expenses (income):
  Management fees ....................................      1,576,379             719,914          4,110,011            1,060,914
  Due diligence expenses .............................        567,981             237,891            935,625              285,812
  Foreign currency gain ..............................             --              (2,497)          (116,953)              (2,497)
  Other ..............................................      1,067,996             270,898          1,644,090              304,562
                                                         ------------        ------------       ------------         ------------
                                                            3,212,356           1,226,206          6,572,773            1,648,791
                                                         ------------        ------------       ------------         ------------

Net losses on securities and derivatives .............     15,646,384                  --         32,723,429                   --
                                                         ------------        ------------       ------------         ------------

  (Loss) income before minority interest .............     (8,974,326)          4,350,272        (12,511,282)           6,410,494
Minority interest in net loss of
  consolidated subsidiary.............................        720,513                  --            399,359                   --
                                                         ------------        ------------       ------------         ------------

  Net (loss) income before extraordinary items .......     (8,253,813)          4,350,272        (12,111,923)           6,410,494

Extraordinary gain on repurchase of debt .............        615,047                  --            615,047                   --
                                                         ------------        ------------       ------------         ------------
     Net (loss) income ...............................   $ (7,638,766)       $  4,350,272       $(11,496,876)        $  6,410,494
                                                         ============        ============       ============         ============

Basic (loss) earnings per share:
     (Loss) income before extraordinary item .........   $      (0.43)       $       0.23       $      (0.64)        $       0.34
     Extraordinary item ..............................           0.03                  --               0.03                   --
                                                         ------------        ------------       ------------         ------------
     Net (loss) income ...............................   $      (0.40)       $       0.23       $      (0.61)        $       0.34
                                                         ============        ============       ============         ============

Diluted (loss) earnings per share:
     (Loss) income before extraordinary item .........   $      (0.43)       $       0.22       $      (0.64)        $       0.33
     Extraordinary item ..............................           0.03                  --               0.03                   --
                                                         ------------        ------------       ------------         ------------
     Net (loss) income ...............................   $      (0.40)       $       0.22       $      (0.61)        $       0.33
                                                         ============        ============       ============         ============

Weighted average shares outstanding:
     Basic ...........................................     18,965,000          19,125,000         18,965,000           19,125,000
     Diluted .........................................     18,965,000          19,715,712         18,965,000           19,620,046

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                           4

                                            PART I - FINANCIAL INFORMATION
                                             OCWEN ASSET INVESTMENT CORP.

                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 AND FOR THE PERIOD MAY 14, 1997 TO DECEMBER 31, 1997

                                                                                       Net unrealized
                                                                                          loss on
                                        Common Stock                      Distributions  securities     Cumulative
                                   ----------------------   Additional     in excess      available     Translation
                                     Shares      Amount   Paid-in-capital  of earnings    for sale      Adjustment       Total
                                   -----------  --------- --------------- ------------  ------------    -----------  -------------
                            >
Issuance of common stock .......    19,125,000  $ 191,250  $ 283,496,750  $         --  $         --    $        --  $ 283,688,000

Retirement of common stock .....      (160,000)    (1,600)    (2,992,912)           --            --             --     (2,994,512)

Net income .....................            --         --             --    11,791,518            --             --     11,791,518

Dividends ......................            --         --             --   (13,898,849)           --             --    (13,898,849)

Change in unrealized loss ......            --         --             --            --    (7,327,890)            --     (7,327,890)
                                   -----------  ---------  -------------  ------------  ------------    -----------  -------------

Balances at December 31, 1997 ..    18,965,000    189,650    280,503,838    (2,107,331)   (7,327,890)            --    271,258,267

Capital contribution ...........            --         --     13,957,595            --            --             --     13,957,595

Net loss .......................            --         --             --   (11,496,876)           --             --    (11,496,876)

Dividends ......................            --         --             --   (22,378,697)           --             --    (22,378,697)

Change in unrealized loss ......            --         --             --            --    (6,391,224)            --     (6,391,224)

Change in cumulative translation
  adjustment ...................            --         --             --            --            --     (1,968,491)    (1,968,491)
                                   -----------  ---------  -------------  ------------  ------------    -----------  -------------

Balances at September 30, 1998      18,965,000  $ 189,650  $ 294,461,433  $(35,982,904) $(13,719,114)   $(1,968,491) $ 242,980,574
                                   ===========  =========  =============  ============  ============    ===========  =============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                  5

                                          PART I - FINANCIAL INFORMATION
                                           OCWEN ASSET INVESTMENT CORP.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                              For the For the Period
                                                                                  Nine Months      May 14, 1997
                                                                                     ended               to
                                                                                 September 30,     September 30,
                                                                                     1998               1997
                                                                                 -------------    -------------
Cash flows from operating activities:
   Net (loss) income .........................................................   $ (11,496,876)   $   6,410,494
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Premium amortization, net .............................................       7,992,956        1,422,847
       Depreciation ..........................................................       2,222,573           21,386
       Foreign exchange gain .................................................        (116,953)              --
       Cumulative translation adjustment .....................................      (1,968,491)              --
       Extraordinary gain on extinguishment of debt ..........................        (615,047)              --
       Provision for loan losses .............................................         556,731               --
       Proceeds received on sale of securities held for trading ..............      39,408,287               --
       Net losses on securities and derivatives ..............................      32,723,429               --
       Increase in interest receivable .......................................      (3,449,149)      (1,897,189)
       Increase in other assets ..............................................     (20,108,845)      (535,106)7
       Decrease in accrued expenses, payables and other liabilities ..........      (1,071,622)       2,039,437
       Minority interest in net loss of operating partnership ................        (399,359)              --
                                                                                 -------------    -------------
Net cash provided by operating activities ....................................      43,677,634        7,461,869
                                                                                 -------------    -------------
Cash flows from investing activities:
   Purchases of securities available for sale ................................    (357,494,324)     (92,295,129)
   Maturities and principal payments received on securities available for sale      30,388,130        2,957,402
   Principal payments received from discount loans ...........................         973,325            6,915
   Principal payments received from loans ....................................      20,344,923               --
   Purchase of loans .........................................................    (257,818,817)      (3,773,321)
   Purchase of discount loans ................................................         (10,031)     (25,191,206)
   Payment received from sale of loans .......................................         111,109               --
   Investment in real estate .................................................    (149,017,946)     (26,285,103)
   Deposits on pending asset acquisitions ....................................         996,500       (6,184,300)
                                                                                 -------------    -------------
Net cash (used) by investing activities ......................................    (711,527,131)    (150,764,742)
                                                                                 -------------    -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of offering costs .............              --      283,688,000
   Dividend payments on common stock .........................................     (22,378,697)      (1,912,500)
   Proceeds received from sale of securities to affiliates
     in excess of market value ...............................................      13,957,595               --
   Proceeds from issuance of Notes ...........................................     150,000,000               --
   Repurchase of Notes .......................................................      (6,309,944)              --
   Proceeds from sale of operating partnership units .........................      27,593,302               --
   Increase in securities sold under agreements to repurchase ................     143,058,656               --
   Increase in obligations outstanding under lines of credit .................     331,581,165               --
                                                                                 -------------    -------------
Net cash provided by financing activities ....................................     637,502,077      281,775,500
                                                                                 -------------    -------------

Net (decrease) increase in cash and cash equivalents .........................     (30,347,420)     138,472,627
Cash and cash equivalents at beginning of period .............................      48,677,123               --
                                                                                 -------------    -------------
Cash and cash equivalents at end of period ...................................   $  18,329,703    $ 138,472,627
                                                                                 =============    =============
Reconciliation of cash and cash equivalents at end of period:
   Cash and amounts due from depository institutions .........................       3,135,888           10,850
   Interest bearing deposits .................................................      15,193,815        8,461,777
   Repurchase agreements .....................................................              --      130,000,000
                                                                                 -------------    -------------
     Total ...................................................................   $  18,329,703    $ 138,472,627
                                                                                 =============    =============
Supplemental schedule of non-cash financing activities:
  Interest paid ..............................................................   $  16,204,823    $          --
Non-cash activities:
  Loans transferred through the foreclosure of a related
  Mortgage loan to real estate owned .........................................      17,625,713               --
  Change in unrealized (loss) gain on securities available for sale ..........      (6,391,224)       1,605,820


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS


                                                        6

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

================================================================================

NOTE 1            BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of Ocwen Asset Investment Corp. ("OAC" or the "Company") and its subsidiaries. The interim financial information should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

OAC directly owns two qualified real estate investment trust ("REIT") subsidiaries, Ocwen General, Inc. ("General Partner") and Ocwen Limited, Inc. ("Limited Partner"), among others. At September 30, 1998, the General Partner and the Limited Partner owned 0.9% and 90.4%, respectively of Ocwen Partnership, L.P. ("Operating Partnership"). The minority interest at September 30, 1998 represents an 8.7% interest (1,808,733 units) in the Operating Partnership held by Investors Mortgage Insurance Holding Company ("IMI"), a wholly-owned subsidiary of Ocwen Financial Corporation ("OCN"). IMI also owns 1,540,000 shares, or 8.12 percent, of the Company's outstanding common stock.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the Company's:

   o  financial  condition  at September  30, 1998 and  December  31, 1997,

   o the results of its operations for the three and nine months ended September 30, 1998; and for the quarter ended September 30, 1997 and the period May 14, 1997 to September 30, 1997,

   o the changes in shareholders' equity for the nine month period ended September 30, 1998 and for the period May 14, 1997 to December 31, 1997, and

   o cash flows for the nine months ended September 30, 1998 and for the period May 14, 1997 to September 30, 1997.

Operating results for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 1998.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.


NOTE 2            ORGANIZATION AND RELATIONSHIPS

OAC was incorporated in the Commonwealth of Virginia on January 22, 1997 and was initially capitalized on February 12, 1997 through the sale of 100 shares of common stock for $1,600. On May 14, 1997, the Company completed an initial public offering ("IPO") with the sale of 19,125,000 shares of common stock, par value $.01 per share, at a price of $16.00 per share (before underwriting and offering expenses), and commenced operations thereon. The Company has entered into a management agreement with Ocwen Capital Corporation ("OCC" or the "Manager"), a wholly-owned subsidiary of OCN, under which OCC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. For its services, OCC receives a quarterly base management fee of 0.25% per quarter

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

================================================================================

on average invested assets except for residential mortgage loans. Effective January 1, 1998, the base management fee for residential loans, was reduced to 0.25% per quarter of average net equity invested. In addition, OCC is entitled to receive an annual incentive fee in an amount equal to 25% of the dollar amount by which funds from operations, as adjusted, exceeds certain defined levels per the management agreement.

OCC has 1,912,500 options (478,125 of which vested in May 1998 and an additional 25% of which vest each year over the next three years) to purchase, at the election of the Company, either shares of the Company or an equivalent number of units in the Operating Partnership, at an exercise price of $16.00 per share.

The Company also has entered into servicing agreements with Ocwen Federal Bank FSB ("OFB" or the "Bank"), a wholly-owned subsidiary of OCN, for the servicing of all of the Company's mortgage loans. In addition, the Bank in its capacity as servicer or special servicer receives fees from certain mortgage-backed securities in which the Company owns a subordinate or residual interest. As a Special Servicer, the Bank provides asset management and resolution services with respect to defaulted mortgage loans subject to the Company's right to direct the foreclosure, the management and disposal of foreclosed properties and all other actions that a servicer may take in connection with a defaulted loan.

Also on May 7, 1998, the Company sold its entire portfolio of AAA-rated interest only ("IO") and inverse floating rate interest only ("Inverse IO") classes of mortgage related securities backed by single-family residential loans (the "IO Portfolio") to affiliates of the Company, the Manager and OCN, for a cash price of $54.6 million, which represents the IO Portfolio's amortized cost plus accrued interest and exceeded the IO Portfolio's market value by approximately $14.0 million. Because the IOs were being sold to a principal shareholder and another related party, the $14.0 million by which amortized cost exceeded market value was recorded as a charge to earnings and has been reflected on the Company's books as a capital contribution.

On May 7, 1998, the Operating Partnership issued 1,473,733 additional limited partnership units to IMI in exchange for a capital contribution of $24.5 million. At September 30, 1998, IMI's minority interest in the Operating Partnership was 8.7 percent.

NOTE 3            RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which amends FASB Statements No. 52 and 107, and supersedes FASB Statements No. 80, 105 and 119. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of SFAS No. 133 is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS No. 133. The Company has not yet determined the impact on its results of operations, financial position or cash flows as a result of implementing SFAS No. 133.

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", an amendment of FASB Statement No. 65. This statement is effective for the first fiscal quarter beginning after December 15, 1998. This Statement standardizes how mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. Adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

================================================================================

NOTE 4           INCOME TAXES

The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation on that portion of its income that is distributed to shareholders if it distributes at least 95% of its taxable income for the year by the due date of its federal income tax return and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying consolidated financial statements.

NOTE 5            COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period as a result of transactions and other events and circumstances during such period, excluding those resulting from investments by and distributions to owners. SFAS No. 130 requires that comprehensive income be presented beginning with net income and adding the elements of comprehensive income not included in the determination of net income in order to arrive at comprehensive income. The following table computes comprehensive income for the periods indicated.

                                                    For the              For the             For the         For the Period
                                                 Three Months         Three Months         Nine Months        May 14, 1997
                                                     Ended                Ended               Ended                to
                                               September 30, 1998   September 30, 1997  September 30, 1998  September 30, 1997
                                               ------------------   ------------------  ------------------  ------------------
Net (loss) income before extraordinary item..     $ (8,253,813)       $  4,350,272        $(12,111,923)       $  6,410,494
Other comprehensive (loss) income:
   Foreign currency translation adjustment...         (916,525)                 --          (1,968,491)                 --
Unrealized losses on securities:
   Unrealized (losses) gains arising
    during the period .......................      (27,376,733)           (177,989)        (37,044,667)          1,605,820
   Adjustment for Losses included in
    net income ..............................       13,576,398                  --          30,653,443                  --
                                                  ------------        ------------        ------------        ------------
       Net unrealized (losses) gains ........      (13,800,335)           (177,989)         (6,391,224)          1,605,820
                                                  ------------        ------------        ------------        ------------
       Other comprehensive (loss) income ....      (14,716,860)           (177,989)         (8,359,715)          1,605,820
                                                  ------------        ------------        ------------        ------------
Comprehensive (loss) income before
    extraordinary  item .....................     $(22,970,673)       $  4,172,283        $(20,471,638)       $  8,016,314
Extraordinary item ..........................          615,047                  --             615,047                  --
                                                  ------------        ------------        ------------        ------------
Comprehensive (loss) income .................     $(22,355,626)       $  4,172,283        $(19,856,591)       $  8,016,314
                                                  ============        ============        ============        ============

NOTE 6            RISK MANAGEMENT INSTRUMENTS

The Company enters into derivatives, particularly interest rate swaps, to hedge interest rate exposures arising from mismatches between assets and liabilities. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount and the London Interbank Offered Rate ("LIBOR"). The terms of these swaps allow the Company to receive a floating rate of interest equal to LIBOR and to pay fixed interest rates.

The swaps are used to hedge current LIBOR rate debt incurred to fund the Company's acquisitions of real estate and subordinate and residual securities. None of the Company's swaps are held for trading

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

================================================================================

purposes. As of September 30, 1998 the Company held swaps with a notional amount of approximately $200.8 million.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate agreements should the floating interest rates received by the Company exceed the fixed interest rates paid by it. All of the counterparties have long-term debt ratings of A+ or above by Standard and Poor's and A1 or above by Moody's. Although a swap generally may not be sold or transferred without the consent of the counterparty, management does not believe that this consent would be withheld. Although none of the Company's swaps are exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.

The following table indicates the interest rate swaps outstanding at September 30, 1998:

                  Notional       LIBOR                       Floating Rate at
    Maturity       Amount        Index       Fixed Rate        End of Period      Fair Value
    --------       ------        -----       ----------        -------------      ----------
                                   (In Thousands)
      2003       $  100,000     1-month            5.75%           5.59%          $  (3,273)
      2001           17,000     1-month            6.00            5.66                (492)
      2001           75,000     1-month            6.00            5.64              (2,158)
      2002            8,780     1-month            6.04            5.66                (341)
                 ----------                                                       ----------
                  $ 200,780                                                       $  (6,264)
                  =========                                                       =========

The Company has a foreign currency swap contract to hedge currency exposure in connection with its investment in residual interests backed by residential mortgage loans originated in the United Kingdom ("U.K."), currently held by OAIC-UK, a wholly owned subsidiary of the Company. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows will be adversely affected by changes in exchange rates. Under the terms of the agreement, the Company will settle in U.S. dollars on January 29, 1999 on the difference between the exchange rate on the effective date of the contract and the exchange rate on January 29, 1999, on a notional amount of 14.7 million British Pounds Sterling. At September 30, 1998, the fair value of the foreign currency contract was ($1.4) million. Gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, together with related hedged item, are reported in Shareholders' equity.

The Company also enters into U.S. Treasury interest rate futures contracts as part of its overall interest rate risk management activity. Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. U.S. Treasury futures have been sold by the Company to hedge the risk of a reduction in the market value of fixed-rate mortgage loans and certain fixed-rate mortgage-backed and related securities available for sale in a rising interest rate environment.

Terms and other information on interest rate futures contracts sold short were as follows at the dates indicated:


                                Maturity      Notional Principal     Fair Value
                                --------      ------------------     ----------
                                            (Dollars in Thousands)
SEPTEMBER 30, 1998:
U.S. Treasury futures......     Dec 1998           $ 13,400            $  345

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

================================================================================

The fair value of the interest rate swaps, the foreign currency swap, and interest rate futures contracts represent the estimated amount that the Company would receive or pay to terminate these agreements taking into account current interest and exchange rates. Market quotes are available for these agreements. The fair values are recorded in the Consolidated Statements of Financial Condition offsetting the item being hedged.

NOTE 7            SECURITIES AVAILABLE FOR SALE

Securities are classified as available for sale when in management's judgement they may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors. Available for sale securities are carried at fair value. Unrealized gains and losses on these securities, along with any unrealized gains and losses on related derivatives, are reported in shareholders' equity. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. At September 30, 1998, the Company had no securities classified as held-to-maturity. Interest and dividend income on securities, including amortization of premiums and accretion of discounts, are reported in earnings. Interest income is recognized using the interest method. The specific identification method is used to determine realized gains and losses on sales of securities, which are reported in earnings. The carrying value of individual securities is reduced through write-downs in earnings to reflect other-than-temporary impairments in value.

NOTE 8            LOANS

Loans are generally reported at the principal amount outstanding, net of the allowance for loan losses, purchase premium or discount, and any net deferred loan fees. Interest income is recognized using the interest method or on a basis approximating a level yield over the term of the loan. Loans are placed on nonaccrual status when the loan is past due 90 days or more. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.


NOTE 9            COMMITMENTS

As of November 16, 1998, OAC had no outstanding commitments. All other previously announced commitments or negotiations have been closed, discontinued, or failed to close. The unfunded balances on the commercial and multi-family loan portfolio amounted to $65.3 million as of October 31, 1998 and are expected to be funded through working capital and/or a $200.0 million line of credit secured by certain of the Company's investments in real estate and commercial and multi-family loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

General

The Company is a Virginia corporation, formed in the first quarter of 1997, that has elected to be taxed as a REIT under Sections 856 through 860 of the Code. The Company's primary investments include:

   o  commercial  and  residential   subordinate   and  residual   interests  in
      collateralized mortgage obligations and other mortgage-related securities (collectively, "mortgage-related securities"); and

   o underperforming or otherwise distressed commercial and multi-family real property, including properties acquired by mortgage lenders at foreclosure or through deed-in-lieu thereof.

The Company also has invested, by way of purchase or origination, in other real estate related assets including:

   o  commercial,   multifamily  and  single-family  mortgage  loans,  including construction and renovation loans and mezzanine loans, which comprise the Company's loan portfolio, and

   o nonperforming and subperforming mortgage loans, which generally are purchased at a discount to their aggregate unpaid principal amount and comprise the Company's discount loan portfolio.

RECENT OPERATING LOSSES; DISCONTINUANCE OF INVESTMENT ACTIVITIES

The Company reported a loss of $7.6 million or ($0.40) per fully diluted share for the three months ended September 30, 1998 and a loss of $11.5 million or ($0.61) per fully diluted share for the nine months ended September 30, 1998. These losses were primarily attributable to: (i) an aggregate of $17.1 million of losses incurred in connection with the Company's portfolio of AAA-rated interest-only ("IO") and inverse interest-only ("Inverse IO") securities backed by single-family residential loans (the "IO Portfolio"), which was adversely affected in the first quarter of 1998 by an increase in prepayments of the underlying mortgages in response to a decrease in market interest rates; and
(ii) $15.6 million of losses on subordinate and residual interests in mortgage-related securities and derivatives (consisting of a $13.6 million loss on securities and a $2.0 million loss on derivatives), which were adversely affected by increased prepayments of the underlying mortgage loans and the substantial volatility in U.S. and foreign securities markets which has resulted in widening mortgage spreads and declining market liquidity. Moreover, as a result of these conditions, in recent months there has been a general "flight to quality" by investors, with the result that the market or demand for subordinate and residual interests in mortgage-related securities has been substantially reduced or eliminated. These factors have adversely affected the operations and financial condition of numerous companies in the financial service, REIT and mortgage-backed security sectors, including the Company.

As a result of the foregoing developments, particularly as they relate to the Company's subordinate and residual interests in mortgage-related securities, the Company has received requests from its lenders to pledge additional collateral or repay certain portions of its debt pursuant to the terms of its indebtedness, which it has been able to meet as of the date hereof. See "Capital Resources and Liquidity." In anticipation of a possible economic downturn and in order to enhance its ability to meet the obligations under its indebtedness, the Company has decided that, for the foreseeable future, it does not plan to acquire any additional assets or fund any additional loans (beyond those which are currently committed), and it will work to accelerate the stabilization of its existing assets and increase its overall liquidity position. As a result, the Company has currently curtailed each of its business lines, which include the acquisition of subordinate and residual interests in residential and commercial mortgage-related securities, underperforming real estate and commercial real estate loans, including construction and renovation loans.


At September 30, 1998, the Company's shareholders equity amounted to $243.0 million or $12.81 per fully diluted share. This amount was comprised of $295.0 million of stated capital and additional paid-in capital related to the Company's Common Stock, less distributions in excess of earnings of $36.0 million, unrealized losses on securities available for sale of $13.7 million and accumulative translation adjustments of $2.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

The future success of the Company will be primarily dependent on its ability to continue to be able to meet its obligations under its indebtedness. This ability will depend largely on the Company's future performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control, including levels of interest rates, and its dependence on its existing assets. There can be no assurance that the Company's existing assets will be sufficient to ensure future profitable operations or enable the Company to meet its indebtedness obligations, or that such assets will not be further significantly adversely affected by changes in market and economic conditions and other factors.

OTHER SIGNIFICANT EVENTS FOR THE QUARTER ENDED SEPTEMBER 30, 1998

For the quarter ended September 30, 1998, the Company closed transactions totaling approximately $114.6 million, all of which were funded. This activity brings the Company's total closed transactions since its initial public offering, net of repayments, to $917.1 million as of September 30, 1998. Of this amount, $866.5 million has been funded and the remaining $50.6 million is to be funded over the construction and renovation periods, which range from two to 18 months.

On July 14, 1998, OAC issued $150.0 million of 11 1/2% Notes due 2005 (the "Notes") under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act").

On July 22, 1998, the Company acquired the Prudential Building, an existing 488,080 square foot, 22-story office building located in the central business district of Jacksonville, Florida, for $36.0 million in cash plus closing costs. The purchase price was funded with cash on hand and advances from the Company's line of credit. Simultaneous with the closing, the Company also leased 97% of the building back to the Prudential Insurance Co. of America and sold two parcels of adjacent parking areas to an adjacent hospital for approximately $4.1 million. See "Changes in Financial Condition - Investments in Real Estate."

On August 28, 1998, the Company purchased for $19.8 million, a single B-rated subordinate interest collateralized by a pool of ten first lien conduit quality commercial loans from Nomura Asset Securities Corp., secured by 108 properties. The purchase price was funded with cash on hand and a reverse repurchase agreement in the amount of $14.7 million, which matures in August, 1999. OFB is the special servicer for these loans. See "Changes in Financial Condition - Securities Available for Sale."

On September 22, 1998, the Company declared a cash dividend of $0.44 per share for the third quarter of 1998, which was payable to shareholders of record on September 30, 1998, and paid on October 15, 1998.

Also on September 22, 1998, the Company announced that its Board of Directors authorized a program to repurchase up to $10 million of its issued and outstanding shares of common stock. Any such repurchases will be at times, at prices per share, in amounts and through solicited or unsolicited transactions in the open market, on the New York Stock Exchange or in privately negotiated transactions, in each case as the Company deems appropriate depending on market conditions, corporate requirements, and applicable securities laws. The Company has no plans to repurchase any common stock at this time.

On September 23, 1998, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") as the first step in effecting its planned exchange offer for the Notes whereby the holders of the Notes will receive new Notes with substantially the same terms which have been registered with the SEC.

On September 30, 1998, the Company filed with the SEC a shelf registration statement allowing for the issuance of up to $250 million of common and preferred stock, senior and subordinated debt and other securities. The Company has no plans to conduct a registered offering of securities in the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

RECENT DEVELOPMENTS

During October of 1998, the Company closed an existing commitment to finance a hotel construction loan in the amount of $17.7 million, of which $1.2 million has been funded.

On November 13, 1998, OAC completed the securitization of 1,808 first and second single family residential mortgage loans having an aggregate unpaid principal balance of $182.2 million. The mortgage loans were acquired by the Operating Partnership, during 1997 and 1998. After the payment in full of all transaction expenses and the repayment in full of the approximately $136.0 million warehouse facility secured by such mortgage loans, the securitization will net OAC approximately $35.0 million in cash. OAC will retain an approximately $10.1 million non-investment grade equity certificate which will entitle OAC to the available excess cashflow, and OFB will continue to service the mortgage loans.

RESULTS OF OPERATIONS

The following discussion of the Company's consolidated financial condition, results from operations and capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 above.

GENERAL. The Company reported a net loss of $7.6 million for the quarter ended September 30, 1998, or ($0.40) per diluted share, compared to net income of $4.4 million, or $0.22 per diluted share, for that same period a year ago. During the third quarter of 1998, the Company recognized a charge of $15.6 million, or ($0.75) per diluted share after minority interest, related primarily to its commercial and residential mortgage-backed securities. For the nine months ended September 30, 1998, the Company reported a net loss of $11.5 million, or ($0.61) per diluted share.

INTEREST INCOME. Interest income increased by $14.8 million from $5.5 million in the third quarter of 1997 to $20.3 million for the three months ended September 30, 1998. This increase was primarily the result of a $346.6 million increase in the average balance of securities available for sale during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 and a $231.6 million increase in the average balances of the loan portfolios during the third quarter of 1998 as compared to the third quarter of 1997. Likewise, interest income increased $35.1 million to $43.1 million for the nine months ended September 30, 1998, compared to $8.0 million for the same period a year ago. This increase was primarily attributable to a $223.8 million increase in the average balance of securities available for sale during the nine months ended September 30, 1998 as compared to the same period in 1997, and a $146.6 million increase in the average balance of loan portfolios during the same respective periods.

INTEREST EXPENSE. The Company had no interest expense during the three months or nine months ended September 30, 1997 compared to $10.6 million and $16.8 million during the three months and nine months ended September 30, 1998, respectively. This increase was the result of the Company being newly formed and unleveraged during the three and nine months ended September 30, 1997. For purposes of these financial statements, interest expense does not include the expense associated with the borrowings secured by investments in real estate which is included in determining the operations of the Company's real estate. See "Real Estate Income, net" below.

NET INTEREST INCOME. Net interest income before provision for loan losses increased by $4.2 million to $9.7 million in the third quarter of 1998 versus the same period a year ago. This increase was largely due to an $11.3 million increase in interest income from securities available for sale and a $3.9 million increase in interest income from residential loans, which were partially offset by a $2.0 million decrease

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

in interest income from repurchase agreements and interest earning deposits and a $10.6 million increase in interest expense. These increases in interest income and interest expense versus the same period a year ago were largely the result of OAC being newly formed, only partially invested and not levered in the third quarter of 1997. Net interest income before provision for loan losses increased $18.3 million to $26.2 million for the nine months ended September 30, 1998, versus the same period a year ago.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three and nine months ended September 30, 1998, for the three months ended September 30, 1997 and for the period May 14, 1997 to September 30, 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

                                                                        For the three months ended September 30,
                                                    -------------------------------------------------------------------------
                                                                   1998                                   1997
(Dollars in Thousands)                              -----------------------------------    ----------------------------------
                                                     Average                Annualized     Average                Annualized
                                                     Balance    Interest    Yield/Rates    Balance     Interest   Yield/Rates
                                                    --------    --------    -----------    -------     --------   -----------
Interest-earning assets:
   Repurchase agreements and ....................   $ 54,861    $    714        5.16%      $193,385    $  2,754       5.70%
interest-bearing deposits
   Securities available for sale ................    412,265      13,807       13.29         65,699       2,492      15.17
   Commercial and multifamily loan portfolio, net     50,323       1,512       11.92             --          --      --
    Residential loan portfolio, net .............    181,545       3,863        8.44            294           6       7.58
    Discount loans, net .........................      8,527         393       18.29         11,480         260       9.08
                                                    -----------------------------------    ----------------------------------
        Total interest-earning assets ...........    707,521      20,289       11.38        270,858       5,512       8.14
                                                    -----------------------------------    ----------------------------------
Interest-bearing liabilities:
   Securities sold under agreements to repurchase    163,253       3,082        7.49             --          --         --
   Obligations outstanding under lines of credit     189,414       3,828        8.02             --          --         --
   11.5% Notes due 2005 .........................    128,255       3,687       11.50             --          --         --
                                                    -----------------------------------    ----------------------------------
        Total interest-bearing liabilities ......    480,922      10,597        8.74             --          --         --
                                                    -----------------------------------    ----------------------------------
Net interest income/spread (1) ..................                  9,692        2.64%                     5,512       8.14%
Net interest margin (2) .........................                               5.43%                                 8.14%

                                                         For the nine months ended           For the period May 14, 1997 to
(Dollars in Thousands)                                      September 30, 1998                     September 30, 1997
                                                    -----------------------------------    ----------------------------------
                                                     Average                Annualized     Average                Annualized
                                                     Balance    Interest    Yield/Rates    Balance     Interest   Yield/Rates
                                                    --------    --------    -----------    -------     --------   -----------
Interest-earning assets:
   Repurchase agreements and interest-bearing
    deposits.....................................   $ 26,375    $  1,010        5.12%      $203,527    $  4,151       5.58%
   Securities available for trading .............     28,702         107        0.50             --          --         --
   Securities available for sale ................    285,298      29,990       14.05         61,525       3,497      15.55
   Commercial and multifamily loan portfolio, net     38,815       3,786       13.04             --          --         --
    Residential loan portfolio, net .............    108,017       6,476        8.02            201           6       7.58
    Discount loans, net .........................     14,845       1,719       15.48          9,632         341       9.68
                                                    -----------------------------------    ----------------------------------
        Total interest-earning assets ...........    502,052      43,088       11.47        274,885       7,995       7.96
                                                    -----------------------------------    ----------------------------------
Interest-bearing liabilities:
   Securities sold under agreements to repurchase    126,071       7,049        7.48             --          --         --
   Obligations outstanding under lines of credit     108,514       6,102        7.52             --          --         --
   11.5% Notes due 2005 .........................     42,752       3,687       11.50             --          --         --
                                                    -----------------------------------    ----------------------------------
        Total interest-bearing liabilities ......    277,337      16,838        8.12             --          --         --
                                                    -----------------------------------    ----------------------------------
Net interest income/spread (1) ..................                 26,250        3.35%                     7,995       7.96%
Net interest margin (2) .........................                               6.99%                                 7.96%

--------------
(1) Interest rate spread  represents the difference  between the average rate on
    interest-earning   assets   and  the   average   cost  of   interest-bearing
    liabilities.
(2) Net interest income divided by average interest-earning assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

PROVISION FOR LOAN LOSSES. The allowance for loan losses was established in 1998. The provision for loan losses amounted to $351,000 during the three months ended September 30, 1998, which reflects the Company's evaluation of current economic conditions, a credit review of loans, an analysis of specific loan situations and the size and composition of the commercial and multi-family loan portfolio. At September 30, 1998, the allowance for loan losses amounted to $0.6 million or 1.0% of the net commercial and multifamily loan portfolio. At the same date, the Company had not established an allowance for loan losses on the single-family residential loan portfolio or the discount loan portfolio.

REAL ESTATE INCOME, NET. Real estate income, net increased $479,000 to $543,000 for the three months ended September 30, 1998, versus the same period a year ago. This increase was largely due to a $7.9 million increase in rental income offset by a $3.6 million increase in rental operation expense, a $1.1 million increase in depreciation and amortization expense and a $2.7 million increase in interest expense. These increases in real estate operating income and expenses versus the same period a year ago were largely the result of an increase in OAC's investment in real estate, net of $209.8 million at September 30, 1998, versus $26.3 million at September 30, 1997. For the same reason, real estate income, net increased $1.0 million to $1.1 million for the nine months ended September 30, 1998, versus the same period a year ago.

OTHER EXPENSES. Other expenses increased $2.0 million to $3.2 million for the three months ended September 30, 1998, versus the same period a year ago. This increase was largely due to a $0.9 million increase in management fees and a $0.8 million increase in other expenses (which consisted generally of servicing, legal, and accounting expenses). These increases in other expenses versus the same period a year ago are largely the result of OAC becoming fully invested and leveraging its assets in 1998. Other expenses increased $4.9 million to $6.6 million for the nine months ended September 30, 1998, versus the same period a year ago. The management fees payable by OAC to OCC totaled $1.6 million for the quarter ended September 30, 1998 and $4.1 million for nine months ended September 30, 1998. OCC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. See Note 2 to the Consolidated Financial Statements included in Item 1 above. In addition, OAC reimbursed OCC for due diligence expenses of $568,000 and $936,000 in connection with its asset acquisitions during the three and nine months ended September 30, 1998 (which amounts are likely to be substantially reduced or eliminated to the extent OAC does not review or acquire assets in the future).

LOSSES ON SECURITIES AND DERIVATIVES. Due to accelerated prepayment speeds, widening mortgage spreads and declining market liquidity, OAC recognized a $15.6 million charge to earnings during the third quarter of 1998. This charge was comprised of a $13.6 million writedown of the securities available for sale portfolio (which is comprised of residential and commercial subordinate and residual mortgage-backed securities) and a $2.0 million charge on futures losses incurred on short positions in U.S. Treasury futures used to hedge the residential loan portfolio. Total losses on securities and derivatives for the nine months ended September 30, 1998, were $32.7 million.

MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY. Minority interest in net loss of $0.7 million and $0.4 million for the three and nine months ended September 30, 1998, respectively, arose from the investment by IMI in the Operating Partnership which conducts the majority of OAC's business activities. OAC has a 91.3% ownership interest in the Operating Partnership.

EXTRAORDINARY GAIN ON REPURCHASE OF DEBT. On September 30, 1998, OAC repurchased in the open market $7.0 million of its $150.0 million outstanding Notes. This resulted in OAC realizing an extraordinary gain of $615,000 during the third quarter of 1998. At September 30, 1998, the outstanding balance of the Notes was $143.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

NET INCOME/LOSS AND OTHER COMPREHENSIVE INCOME/LOSS. The Company's net loss before extraordinary item amounted to $8.3 million and $12.1 million during the three and nine months ended September 30, 1998, respectively, as compared to a comprehensive loss before extraordinary item during the same periods of $22.4 million and $19.9 million, respectively. The comprehensive loss exceeded the Company's net loss during the three and nine months ended September 30, 1998 primarily because of $13.8 million and $6.4 million of unrealized losses on securities which were not included in the Company's net loss during the respective periods, and to a lesser extent $917,000 and $2.0 million of foreign currency translation losses which were not included in the Company's net loss during the respective periods. For further information, see Note 5 to the Consolidated Financial Statements.

CHANGES IN FINANCIAL CONDITION

GENERAL. From December 31, 1997 to September 30, 1998, total assets increased $622.4 million or 216.1% to $910.4 million. This increase was primarily due to a $55.1 million increase in the commercial and multi-family loan portfolio, a $191.1 million increase in the residential loan portfolio, a $164.4 million increase in investments in real estate and a $249.5 million increase in securities available for sale, which were offset in part by a $18.4 million decrease in the discount loan portfolio. Total liabilities increased $625.2 million during the period, primarily as a result of $143.1 million increase in securities sold under agreements to repurchase, $189.1 million of obligations outstanding under lines of credit, $142.4 million of obligations outstanding under lines of credit secured by real estate and a $143.0 million obligation with respect to the Notes.

CASH AND INTEREST-EARNING DEPOSITS. At September 30, 1998 cash and interest-earning deposits amounted to $18.3 million or 2.0% of total assets and were comprised of deposits at various banks. Interest-bearing deposits declined by $30.4 million or 62% from December 31, 1997 to September 30, 1998 due to the reinvestment of cash and cash equivalents into long-term assets. Although the Company had no repurchase agreements at September 30, 1998 or December 31, 1997, it enters into such agreements from time to time. In these transactions, the Company purchases securities from a counterparty, and agrees to sell the securities back to the counterparty at a specified future date. Repurchase agreements are carried at the amounts at which the securities will be subsequently resold to the counterparty plus accrued interest, as specified in the respective agreements. The Company monitors the market value of the underlying securities relative to the amounts due under the agreements and, when necessary, requires prompt additional collateral or reduction in loan balance to ensure that the market value remains sufficient to protect itself in the event of default by the counterparty. At October 31, 1998, OAC had cash and cash equivalents of approximately $26.6 million.

SECURITIES AVAILABLE FOR SALE. The Company's investment in securities available for sale at September 30, 1998 increased by $249.5 million to $395.5 million from $146.0 million at December 31, 1997. At September 30, 1998, the Company's securities available for sale portfolio of $395.5 million consisted of:

   o Non-investment grade and unrated subordinate commercial mortgage-backed securities having a book value of $134.1 million and a market value of $129.6 million;

   o Unrated residential subprime residuals having a book value of $254.7 million and a market value of $245.2 million; and

   o Unrated subordinate residential mortgage-backed securities having a book value of $20.4 million and a market value of $20.7 million.

At September 30, 1998, the Company's unrated subprime residual portfolio of $245.2 million consisted of:

   o $112.8 million of seasoned residuals (i.e., securitized between 1994 and 1997) with overcollateralization reserves funded at approximately $125.3 million.

   o $132.4 million of unseasoned residuals (i.e., securitized in 1998) with overcollateralization reserves funded at approximately $23.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

At October 31, 1998, the market value and book value of OAC's securities available for sale was approximately $362.1 million and $397.2, which consisted of the following,

   o Non-investment grade and unrated subordinate commercial mortgage-backed securities having a book value of $133.4 million and a market value of $120.3 million;

   o Unrated residential subprime residuals having a book value of $243.6 million and a market value of $222.0 million; and

   o Unrated subordinate residential mortgage-backed securities having a book value of $20.2 million and a market value of $19.8 million.

At October 31, 1998, the Company's unrated subprime residual portfolio of $222.0 million consisted of:

   o $107.3 million of seasoned residuals (i.e., securitized between 1994 and 1997) with overcollateralization reserves funded at approximately $120.9 million.

   o $114.7 million of unseasoned residuals (i.e., securitized in 1998) with overcollateralization reserves funded at approximately $24.8 million.

The following table describes the composition of the securities available for sale at the dates indicated.

                                            September 30,    December 31,
                                                1998             1997
                                              --------         --------
                                                   (In Thousands)
Single family residential:
   FHLMC interest-only .................      $     --         $ 21,178
   FNMA interest-only ..................            --           22,573
   AAA-rated interest-only .............            --              729
   Subordinates ........................        20,743            9,444
   Subprime residuals ..................       245,181               --
                                              --------         --------
                                               265,924           53,924
                                              --------         --------

Multi-family residential and commercial:
   AAA-rated interest-only .............           508              866
   A-rated interest-only ...............           265              480
   Non-rated interest-only .............         3,951            4,803
   Non-rated principal-only ............           608              960
   Subordinates ........................       124,239           84,994
                                              --------         --------
                                               129,571           92,103
                                              --------         --------

     Total .............................      $395,495         $146,027
                                              ========         ========


Yield to maturity represents a measure of the average rate of return that is earned on a security if held to maturity. The following table details the Company's securities available for sale portfolio at September 30, 1998, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors:


                                                                                              Anticipated
                                                                 Original Anticipated         Unleveraged
                                                                      Unleveraged          Yield to Maturity
Issuer                                        Issue                Yield to Maturity     at September 30, 1998(1)
------------------------------------------------------------   -------------------------------------------------
Single-family Residential:
      Unrated residuals:
        Structured Asset Securities Corp.     Series 1998-2             16.00%                    5.66%
        Structured Asset Securities Corp.     Series 1998-3             16.00                     5.60
------------------------------------------------------------   -------------------------------------------------

                                                       19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

                                                                   Yield to Maturity       Yield to Maturity
Issuer                                        Issue                  at purchase        at September 30, 1998(1)
------------------------------------------------------------   -------------------------------------------------
        Pan American Bank, FSB                Series 1997-1             22.76                     26.97
        Access Financial                      Series 1996-1             18.00                     35.11
        Access Financial                      Series 1996-2             18.00                     22.87
        Access Financial                      Series 1996-3             18.00                     20.15
        Access Financial                      Series 1996-4             18.00                     17.44
        Access Financial                      Series 1997-1             18.00                     15.08
        Access Financial                      Series 1997-2             18.00                      9.67
        Access Financial                      Series 1997-3             18.00                     15.32
        Access Financial                      Series 1994-2             18.00                     20.06
        Access Financial                      Series 1995-1             18.00                     22.04
        Access Financial                      Series 1995-2             18.00                     31.91
        City Mortgage Receivables             1 PLC                     18.00                     27.80
        City Mortgage Receivables             2 PLC                     18.00                     16.60
        City Mortgage Receivables             3 PLC                     18.00                     12.80
        City Mortgage Receivables             4 PLC                     18.00                     11.90
        City Mortgage Receivables             6 PLC                     18.00                     15.70
        Merrill Lynch & Co. Inc.              Series 1998-FF1           18.57                      9.95
        Lehman ABS Corp.                      Series 1998-2             18.55                     17.59
     B-rated residential subordinates:
        Solomon Bros.                         Series 1997-HUD1          16.87                     18.82
     Unrated Subordinates:
        GE Capital Mtg. Services, Inc.        Series 1994-12.           19.37                     20.50
        Union Bank of Switzerland             Series 1998-R1            13.75                      8.58
        Salomon Brothers, Inc.                Series 1997-HUD1, Inc.    22.86                     24.75

Multi-family and Commercial:
     BB-rated subordinates:
        Credit Suisse First Boston            Series 1995-AEW 1          7.93                      7.75
        DLJ Securities Corporation            Series 1993-MF17          12.29                     12.29
        Bankers Trust                         Series 1997-S1             8.36                      8.36
     B-rated subordinates:
        Credit Suisse First Boston            Series 1995-AEW 1          9.75                      9.65
        DLJ Securities Corporation            Series 1993-MF17          11.39                     14.93
        Midland Realty Acceptance Corp.       Series 1996-C2            12.10                     12.14
        Nomura Asset Securities Corp.         Series 1996-MD             9.99                      9.78
     Unrated Subordinates:
        Credit Suisse First Boston            Series 1995-AEW 1         13.92                     13.75
        DLJ Securities Corporation            Series 1993-MF17         (29.82)                    29.25
        Bankers Trust                         Series 1997-S1            21.19                     27.19
        Merrill Lynch & Co. Inc.              Series 1993-M1            13.65                      6.85
     AAA-Rated IOs:
        DLJ Securities Corporation            Series 1993-MF17          16.69                     (3.67)
     A-Rated IOs:
        DLJ Securities Corporation            Series 1993-MF17          14.46                     (8.84)
     Unrated IOs (2):
        Midland Realty Acceptance Corp.       Series 1996-C2            12.82                     16.25
     Unrated POs (2):
        Midland Realty Acceptance Corp.       Series 1996 C2            12.31                     14.32
------------------------------------------------------------   -------------------------------------------------

--------------
(1) Represents the Company's anticipated yield to maturity at September 30, 1998, taking into consideration management's estimates of the timing and amount of future credit losses and prepayments..

(2) These securities relate to the same mortgage-related security, thus giving the Company both the principal -- and interest components to the particular class.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

The  following   table   summarizes   information   relating  to  the  Company's
mortgage-related securities available for sale at September 30, 1998.

                                                                               Original     Anticipated              Anticipated
                                                                              Anticipated   Unleveraged               Weighted
                                                                              Unleveraged     Yield to                 Average
                                       Amortized        Fair      Percent      Yield to      Maturity at              Remaining
Rating/Description                        Cost          Value      Owned       Maturity      9/30/98        Coupon      Life
------------------                     ---------        -----     -------     -----------   ------------    ------    ----------
                                            (In Thousands)
Single-family Residential:
  Unrated residuals................    $254,652        $245,181      100%         17.90%        13.48%       0.00%       2.57(3)
  B-rated subordinates.............       5,143           5,143      100          16.87         18.82        7.75        7.11
  Unrated subordinates.............      15,205          15,600       41          15.16         11.19        7.03        6.27
                                       --------        --------
                                        275,000         265,924
                                       --------        --------
Multi-family and
Commercial:
  BB-rated subordinates............      66,070          66,567       68           8.67          8.62        7.86        4.38

  B-rated subordinates.............      33,460          32,308       80          10.42         10.65        8.39       10.09
  Unrated subordinates.............      27,984          25,364       89          14.04         15.80        9.97        5.56
                                       --------        --------
  AAA-Rated IOs....................         508             508      100          16.69         (3.67)       0.34        6.11
  A-Rated IOs......................         265             265      100          14.46         (8.84)       0.65        2.22
  Unrated IOs (1)..................       4,811           3,951      100          12.82         16.25        7.23       11.18
  Unrated principal only ("POs")(1)       1,117             608      100          12.31         14.32        0.00       11.21
                                       --------        --------
                                        134,215         129,571
                                       --------        --------

        Total......................    $409,215        $395,495
                                       ========        ========

---------------
(1) These securities relate to the same mortgage-related security, thus giving the Company both the principal and interest components to the particular class.
(2) Changes in the September 30, 1998 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and to a lesser extent loss assumptions.
(3) Equals the weighted average duration based off of September 30, 1998 book value.

The following table sets forth information regarding the geographic location underlying the Company's securities portfolio at September 30, 1998, based upon the notional amount of the residual and par amount of the class of subordinate securities held.

Description                     California        Florida          Texas        New York         Ohio          Other (1)
-----------                     ----------        -------        --------       --------       --------       ----------
                                                                      (In Thousands)
Single-family residential.....   $244,511        $283,801        $179,629       $101,726       $122,276       $2,655,499

Multi-family and commercial...    209,663         131,793         166,496        112,286         54,303        1,024,357
                                 --------        --------        --------       --------       --------       ----------
Total.........................   $454,174        $415,594        $346,125       $214,012       $176,579       $3,679,856
                                 ========        ========        ========       ========       ========       ==========
Percentage (2)................        8.6%            7.9%            6.5%           4.1%           3.3%            69.6%
                                 ========        ========        ========       ========       ========       ==========

---------------
(1)  No other individual state makes up more than 5% of total.
(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

The following table sets forth the property types of the Company's commercial mortgage-backed securities at September 30, 1998.

                                                     Percentage
                         Property type                Invested
                  -----------------------------       --------
                  Multi-family.................          27.3%
                  Retail.......................          25.7
                  Hotel........................          20.6
                  Office.......................          16.5
                  Industrial...................           5.3
                  Mixed use....................           2.8
                  Other........................           1.7
                                                      -------
                  Total........................         100.0%

Subordinate and residual interests in mortgage-related securities provide credit support to the more senior classes of the mortgage-related securities. Principal from the underlying mortgage loans generally is allocated first to the senior classes, with the most senior class having a priority right to the cash flow from the mortgage loans until its payment requirements are satisfied. To the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

extent that there are defaults and unrecoverable losses on the underlying mortgage loans, resulting in reduced cash flows, the most subordinate security will be the first to bear this loss. Because subordinate and residual interests generally have no credit support, to the extent there are realized losses on the mortgage loans comprising the mortgage collateral for such securities, the Company may not recover the full amount or, indeed, any of its initial investment in such subordinate and residual interests The Company generally owns the most subordinate classes of the securities in which it invests and therefore will be the first to bear any credit losses.

The credit risk of mortgage related securities is affected by the nature of the underlying mortgage loans. In this regard, the risk of loss on securities backed by commercial and multifamily loans and single-family residential loans made to borrowers who, because of prior credit problems, the absence of a credit history or other factors, are unable or unwilling to qualify as borrowers under guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") for purchases of loans by such agencies, generally involve more risk than securities backed by single-family residential loans which conform to the requirements established by FHLMC and FNMA for their purchase by such agencies.

The Company generally owns the most subordinate classes of the securities in which it invests and therefore will be the first to bear any credit losses.

Subordinate and residual interests are affected by the rate and timing of payments of principal (including prepayments, repurchase, defaults and liquidations) on the mortgage loans underlying a series of mortgage-related securities. The rate of principal payments may vary significantly over time depending on a variety of factors, such as the level of prevailing mortgage loan interest rates and economic, demographic, tax, legal and other factors. Prepayments on the mortgage loans underlying a series of mortgage-related securities are generally allocated to the more senior classes of mortgage-related securities. Although in the absence of defaults or interest shortfalls all subordinates receive interest, amounts otherwise allocable to residuals generally are used to make payments on more senior classes or to fund a reserve account for the protection of senior classes until overcollateralization or the balance in the reserve account reaches a specified level. In periods of declining interest rates, rates of prepayments on mortgage loans generally increase, and if the rate of prepayments is faster than anticipated, then the yield on subordinates will be positively affected and the yield on residuals will be negatively affected. Accelerated prepayment speeds were a significant factor in the $15.6 million loss on securities and derivatives recorded by the Company during the three months ended September 30, 1998.

Accelerated prepayment speeds also significantly affected the IO portfolio in the first half of 1998 at which time the portfolio was sold. The IO portfolio represents classes of mortgage-related securities that are entitled to payments of interest but no (or only nominal) payments of principal, and Inverse IOs, which bear interest at a floating rate that varies inversely with (and often at a multiple of) changes in a specified index. As a result of an increase in prepayment speeds due to declining interest rates in the first quarter of 1998, the Company incurred $17.1 million of losses on its IO Portfolio and, following the sale of the IO Portfolio to affiliates of the Company in May 1998 at a price equal to its amortized cost plus accrued interest, the Company discontinued investing in the IO portfolio.

The Company marks its securities portfolio to market value at the end of each month based upon broker/dealer marks, subject to an internal review process. For those securities which do not have an available market quotation, the Company requests market values and underlying assumptions from the various broker/dealers that underwrote, are currently financing the securities, or have had prior experience with the type of securities. Because the Company's subordinate and residual securities are not readily marketable, trades can be infrequent (and under some market conditions, non-existent) and most broker/dealers do not have the securities modeled and the market value is typically available from only a small group of broker/dealers, and in most cases only one broker/dealer. When valuations are obtained from two or more broker/dealers, the average dealer mark will be utilized. As of each reporting period, the Company evaluates whether and to what extent any unrealized loss is to be recognized as other than temporary.

During the third quarter of 1998, the Company valued its securities available for sale portfolio and net unrealized losses thereon at the end of each month as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

                                                 July 31, 1998              August 31, 1998          September 30, 1998
                                              -----------------------------------------------------------------------------
                                                  Unrealized                  Unrealized                 Unrealized
                                              Value         (Gain)        Value         (Gain)        Value          (Gain)
                                              -----         -----         -----         ------        -----          -----
Single family residential:
   Subordinates...........................  $  20,331      $  8,508      $ 21,413      $   720       $ 20,743      $  (396)
   Residuals..............................    260,197         1,901       253,160       16,026        245,181        9,569
                                            ---------      --------      --------      -------       --------      -------
   Total single family....................    280,528        10,409       274,573       16,746        265,924        9,173
                                            ---------      --------      --------      -------       --------      -------

Commercial:
   AAA-rated interest-only................        584           255           534          299            508           --
   A-rated interest271ly..................        296           175           271          198            265           --
   Non-rated int4,427-only................      5,023          (218)        4,427          381          3,951          859
   Non-rated principal-only...............      1,248          (163)          864          236            608          509
   Subordinates...........................    114,349        (2,643)      131,578       (2,354)       124,239        3,178
                                            ---------      --------      --------      -------       --------      -------
   Total commercial.......................  $ 121,500        (2,594)      137,674       (1,240)       129,571        4,546
                                            ---------      --------      --------      -------       --------      -------

    Total.................................  $ 402,028      $  7,815      $412,247      $15,506       $395,495      $13,719
                                            =========      ========      ========      =======       ========      =======

COMMERCIAL  AND  MULTI-FAMILY  LOAN  PORTFOLIO.   The  Company's  investment  in
commercial and multi-family loans amounted to $55.1 million at September 30, 1998, a $45.6 million increase over the $9.5 million investment at December 31, 1997. The Company's commercial lending activities focuses on real estate lending opportunities in selected major metropolitan markets throughout the United States where the Company believes there are significant supply constraints and where employment and/or population growth and other demand generators are expected to remain strong. The Company's general approach to commercial lending is to capitalize on the core capabilities of the Manager and its affiliates, which include an ability to assess the value creation potential of underutilized real estate and to oversee and manage the conversion, rehabilitation and/or construction process. The Company seeks to make loans to borrowers who have a proven ability to acquire such assets and enhance value through a process of repositioning or development. Loans are usually structured to provide current income along with either exit fees or gross revenue participation features. Loans may be originated as first mortgage loans or structured as subordinated debt or mezzanine financing.

The following table sets forth the composition of the Company's commercial and multi-family loan portfolio by type of loan at the dates indicated:

                                                 September 30,  December 31,
                                                     1998          1997
                                                 -----------     -----------
                                                         (In Thousands)
  Multi-family ...............................   $    45,285     $     3,455
   Commercial real estate:
     Office...................................        33,058          33,058
     Hotel....................................        28,581          20,952
                                                 -----------     -----------
      Total loans.............................       106,924          57,465
  Deferred origination fees, net..............          (665)           (344)
   Loans in progress (1)......................       (50,586)        (47,640)
   Allowance for loan losses..................          (557)             --
                                                ------------     -----------
    Commercial and multi-family loans, net....   $    55,116     $     9,481
                                                 ===========     ===========
------------
(1) Represents the unfunded balance of closed loan agreements.

The Company maintains an allowance for loan losses at a level which management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. At September 30, 1998, the Company had an allowance for loan losses in the amount of $0.6 million on the commercial and multi-family loan portfolio. At December 31, 1997, no allowance for loan losses had been provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

The following table sets forth certain information regarding the loans in the Company's commercial and multi-family loan portfolio at September 30, 1998.

                                                       Loan Amount                  Loan per  Stabilized
                                                       Outstanding      Ratio of      Unit/     Debt/
                                             Loan    At September 30,   Type of      Loan to    Square   Coverage  Coupon
       Loan                Location          Amount       1998           Loan         Cost      Foot      Ratio     Rate     Size
       ----                --------          ------       ----           ----         ----      ----      -----     ----     ----
                                                                      (Dollars In Thousands)
Multi-family residential:
  Fourth & Harrison...  San Francisco, CA   $ 11,550     $ 3,228      Construction     85%     $ 201       1.22    9.630% 160 units
  241 Church Street...  New York, NY          30,280      13,684      Conversion       88        582       N/A     9.000   52 units
  459 Washington
   Street.............  New York, NY           3,455       2,026      Conversion       61        314       N/A    10.500   11 units

Commercial:
  Doubletree Hotel....  Lowell, MA             7,652       7,447      Renovation       85         31       1.90   10.000  249 rooms

Hawthorn Suites Hotel.  Schaumburg, IL         7,629          --      Construction     65         56       1.59    8.750  136 suites
  Wyndham Garden
   Hotel..............  Wilmington, DE        13,300      10,555      Renovation       67         61       2.20    8.650  219 rooms

Landmark III-GTE......  Burlington, MA        33,058      19,281      Renovation       85        114       1.18    9.250  291,077
                                            --------     -------
                                            $106,924     $56,221
                                            ========     =======

------------
(1) Represents the net income of the stabilized property divided by debt service required by the loan.

The following table sets forth the activity in the Company's gross commercial and multi-family loan portfolio during the periods indicated.

                                                   Three Months                        Nine Months
                                                       Ended                              Ended
                                                 September 30, 1998                 September 30, 1998
                                           -----------------------------      -----------------------------
                                             Balance        No. of Loans        Balance        No. of Loans
                                           -----------        --------        -----------      ------------
                                                                  (In Thousands)
Balance at beginning of period..........   $   106,924               7        $    57,465               4
Originations:
   Multi-family loans...................            --              --             41,830               2
   Hotel loan...........................            --              --              7,629               1
                                           -----------        --------        -----------          ------
   Net (decrease) increase in loans.....            --              --             49,459               3
                                           -----------        --------        -----------          ------
Balance at end of period................   $   106,924               7        $   106,924               7
                                           ===========        ========        ===========          ======

During October 1998, the Company closed a commitment to finance a hotel construction loan in New York, NY in the amount of $17.7 million, of which $1.2 million has been funded.

The following table sets forth certain information relating to the payment status of funded loans in the Company's commercial and multi-family loan portfolio at the dates indicated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

                                             September 30,      December 31,
                                                 1998               1997
                                                -------            -------
                                                      (In Thousands)
Past due less than 31 days................     $ 56,221            $ 9,825
Past due 31 days to 89 days...............           --                 --
Past due 90 days or more..................           --                 --
                                               --------            -------
                                               $ 56,221            $ 9,825
                                               ========            =======

RESIDENTIAL LOAN PORTFOLIO. The Company's investment in residential loans amounted to $197.5 million at September 30, 1998, a $191.1 million increase over the $6.4 million investment at December 31, 1997.

The following table sets forth the composition of the Company's residential loan portfolio at the dates indicated:

                                                  September 30,     December 31,
                                                       1998             1997
                                                   -----------      ------------
                                                           (In Thousands)
   Single-family residential....................   $ 196,111          $  6,465
   Premium (discount), net......................       1,039              (115)
   Deferred hedge loss..........................         345                --
                                                   ---------          --------
     Residential loans, net.....................   $ 197,495          $  6,350
                                                   =========          ========

On November 13, 1998, the Company securitized approximately $182.2 million of its single-family residential loans through a special purpose entity which issued mortgage-related securities backed by such loans. The senior classes in this securitization were acquired by third parties, and the Company retained the subordinate or residual interests in such securitization. The securitization provided the Company with additional funds for general corporate purposes.

The following table sets forth the geographic location of the residential loan portfolio at September 30, 1998.

Geographic Location                        Balance            Percentage
-------------------                        -------            ----------
                                                      (In Thousands)
Michigan..............................    $   50,282               26.2%
California............................        19,710               10.3
Florida...............................        10,032                5.2
Ohio..................................         9,387                4.9
Texas.................................         9,259                4.8
Other.................................        97,441               48.6
                                          ----------            -------
                                          $  196,111              100.0%
                                          ==========            =======

The following table sets forth the activity in the Company's gross residential loan portfolio during the periods indicated.

                                   Balance         No. of Loans       Balance       No. of Loans
                                   -------         ------------       -------       ------------
                                                        (In Thousands)
Balance at beginning of period.. $   137,462           1,392        $     6,465            50
Purchases.......................      70,644             673            210,524         2,041
Sales...........................        (131)             (5)              (131)           (5)
Principal repayments............     (11,864)           (128)           (20,747)         (154)
                                 -----------         -------        -----------       -------
   Net increase in loans........      58,649             540            189,646         1,882
                                 -----------         -------        -----------       -------
Balance at end of period........ $   196,111           1,932        $   196,111         1,932
                                 ===========         =======        ===========       =======

                                                25

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

The following table sets forth certain information relating to the payment status of loans in the Company's residential loan portfolio at the dates indicated.

                                                September 30,     December 31,
                                                    1998              1997
                                                 ----------       -----------
                                                        (In Thousands)
Current to past due 30 days................      $   183,253      $     6,196
Past due 31 days to 89 days................            6,080               --
Past due 90 days or more...................            6,778              269
                                                 ----------       -----------
                                                 $   196,111      $     6,465
                                                 ===========      ===========

DISCOUNT LOAN PORTFOLIO. The discount loan portfolio consists of nonperforming and subperforming mortgage loans that are in default or for which default is likely or imminent or for which the borrower is currently making monthly payments in accordance with a forbearance plan, which generally are purchased at a discount to both the unpaid principal amount of the loan and the estimated value of the security property. At September 30, 1998, the Company's gross discount loan portfolio amounted to $12.1 million, exclusive of $3.5 million of discount recorded in connection with the acquisition of discount loans.

The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated.


                                                 September 30,     December 31,
                                                     1998              1997
                                                  -----------      -----------
                                                         (In Thousands)
Commercial real estate loans:
   Office.....................................    $     8,246      $    11,893
   Retail.....................................          3,873           30,636
                                                  -----------      -----------
     Total unpaid principal balance...........         12,119           42,529
Discount......................................         (3,530)         (15,550)
                                                  -----------      -----------

   Discount loans, net........................    $     8,589      $    26,979
                                                  ===========      ===========

During the nine months ended September 30, 1998, the Company acquired through foreclosure a shopping center located in Halifax, Nova Scotia and an office building located in Dayton, Ohio, which secured discount loans with a balance of $15.4 million and $1.5 million, respectively. These foreclosures were the primary reason for the decrease in the discount loan portfolio during the nine months ended September 30, 1998.

At September 30, 1998, the Company's discount loans included:

   o a 13.83% interest in two loans, which interest had an aggregate outstanding principal balance of $8.2 million. The collateral for the loans consist of two office buildings located in Manhattan, New York. In September 1998, the maturity date of one of these loans were extended to June 1st, 1999, as of September 30, 1998, these loans were performing in accordance with their terms.

   o a loan secured by a shopping center located in Havre, Montana with an unpaid principal amount of $3.9 million. The shopping center has 195,445 gross rentable square feet. As of September 30, 1998, the loan was nonperforming and foreclosure proceedings were in process. During the month of October 1998, this property was acquired by the Company through foreclosure sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated.

                                                  September 30,     December 31,
                                                      1998              1997
                                                    ---------        ---------
                                                          (In Thousands)
Current to past due 30 days....................     $   8,246        $   7,964
Past due 31 days to 89 days....................            --               --
Past due 90 days or more.......................         3,873           34,565
                                                    ---------        ---------
                                                    $  12,119        $  42,529
                                                    =========        =========

INVESTMENTS IN REAL ESTATE. The Company's real estate investment approach had sought value creation opportunities that can be realized through increased management focus and capital investment. The Company generally sought underperforming properties that can be acquired and renovated at discounts to replacement cost. In evaluating opportunities, the Company has focused on a series of key investment criteria. These include analysis of the level of proposed new supply and development constraints in the markets where it is considering investing. An underlying premise of the Company's real estate investment philosophy is that, while demand for real estate has remained relatively constant over time, sudden and dramatic increases in supply have driven boom and bust real estate cycles.

At September 30, 1998, the Company's investments in real estate consisted of eight properties which had an aggregate carrying value of $209.9 million. A total of four of the properties currently owned by the Company with an aggregate carrying value of approximately $143.4 million are located in San Francisco, California. Three of these properties are located in the financial district of San Francisco, and one property is located in the adjacent civic center district of San Francisco. The Company believes that the office market in San Francisco, particularly the financial district, satisfies its general real estate investment philosophy because in management's view it is characterized by limited new supply and significant barriers to entry. Low vacancy rates, coupled with lack of new construction, currently are increasing rental rates. Government regulation of development in conjunction with local construction costs and a lack of developable land provide significant barriers to entry to this area. The Company believes that its investments in real estate in San Francisco are well located and benefit from their proximity to the majority of the city's office, retail and hotel accommodations.

The Company's net investment in real estate increased to $209.9 million at September 30, 1998 from $45.4 million at December 31, 1997 and is comprised of the following properties:

  Date                                                                                   Book Value at
Acquired   Property                Location           Square Feet    Property Type    September 30, 1998
--------   --------                --------           -----------    -------------    ------------------
                                            (Dollars In Thousands)
04/08/98   225 Bush Street         San Francisco, CA          536,382    Office Bldg.         102,870
09/23/97   450 Sansome St.         San Francisco, CA          130,437    Office Bldg.          17,588
01/23/98   690 Market St.          San Francisco, CA          124,692    Office Bldg.          13,772
09/03/97   10 U.N. Plaza           San Francisco, CA           71,636    Office Bldg.           9,155
07/22/98   841 Prudential Drive    Jacksonville, FL           488,080    Office Bldg.          32,827
11/10/97   Cortez Plaza            Bradenton, FL              289,686    Shopping Ctr.         19,288
04/09/98   7075 Bayers Rd.         Halifax, Nova Scotia       402,529    Shopping Ctr.         15,219
04/03/98   Park Center I           Dayton, OH                  44,000    Office Bldg.           1,534
                                                              Accumulated depreciation         (2,402)
                                                                                            ----------
                                                                                            $ 209,851
                                                                                            =========

The Company's current overall strategy with respect to these properties is to reposition the facilities and target larger or full floor tenants with five to ten year lease terms. Repositioning is intended to result in rents, upon re-leasing, that are greater than the current rents at the sites.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

The following table sets forth the cost of improvements for each investment in real estate during the nine months ended September 30, 1998

                                                            Actual
                                           Budgeted        Cost of     Carrying Value                  Rents due and
                         Initial Cost       Cost of      Improvements    at September    Accumulated      Accrued at    Total Rental
    Property              to Company    Improvements(1)    to Date        30, 1998      Depreciation    end of Period     Income
    --------              ----------    ---------------    -------        --------      ------------    -------------     ------
                                                          (In Thousands)
225 Bush Street.........    101,632          3,701            1,238         102,870            890             530          4,787
450 Sansome St..........     17,205            496              383          17,588            361             179          1,783
690 Market St...........     13,707          4,072               65          13,772            189              45          1,419
10 United Nations plaza.      9,080          2,417               75           9,155            196              66            999
Prudential Building.....     32,827            465               --          32,827            190              71          1,586
Cortez Plaza............     19,244            197               44          19,288            398             345          2,173
Bayers Road.............     15,219            609               --          15,219            162           1,208          1,838
Park Center I...........      1,534             --               --           1,534             16              --             --
                          ---------       --------          -------       ---------        -------         -------       --------
     Total..............  $ 210,448       $ 11,957          $ 1,805       $ 212,253        $ 2,402         $ 2,444       $ 14,585
                          =========       ========          =======       =========        =======         =======       ========

(1) Projected through December 1999

Set forth below is a brief description of each of the Company's investments in real estate at September 30, 1998.

BUSH STREET. In April 1998, the Company acquired an existing 536,382 square foot, 22-story, Class A office building located at 225 Bush Street in the financial district of San Francisco, California for $100.2 million. Bush Street was originally constructed in 1923, expanded in 1994 and brought up to 1992 building code seismic standards during 1992-94. Originally built as the world headquarters of Chevron of USA, Inc. ("Chevron"), it was sold in 1994 as Chevron sought to relocate its executive offices. The Company is projecting to make an additional investment of approximately $11.1 million to pay tenants improvements and leasing commissions and to install a sprinkler system, life/safety systems, ADA upgrades and cosmetic improvements to the entrance lobby. As of September 30, 1998, the Bush Street Property was 89% leased and the average rent per square foot amounted to approximately $18.30. A new 25,000 square foot lease has been executed and is projected for occupancy in October 1998, with an effective rate of $38 per square foot.

450 SANSOME STREET. In September 1997, the Company acquired a 130,437 square foot, 16-story, Class B office building located at 450 Sansome Street in the financial district of San Francisco, California. The Company purchased this property for $17.2 million. The building was 77% leased as of September 30, 1998. The property was built in 1967 and upgraded in certain respects in 1989 and 1990. The property was acquired from a lender who had taken title through foreclosure. As a result, average rent per square foot amounted to approximately $18.00 at the date of acquisition. During the next five years, 86% of the leased space in the property expires. The Company plans to invest approximately $6.7 million in this property to renovate the entrance lobby, elevator cabs, bathrooms and hallways, install a sprinkler system, install various upgrades to enhance compliance with the Americans with Disabilities Act of 1990 (the "ADA"), fund deferred maintenance and various tenant improvements and pay leasing commissions.

690 MARKET STREET. In January 1998, the Company acquired a 124,692 square foot, 16-story, Class C office building located at 690 Market Street in the financial district of San Francisco, California. The property was purchased for $13.7 million. The property was originally constructed in 1888 and has undergone numerous renovations. At the date of acquisition, approximately 41% of the building was available for re-leasing by the end of 1998 and existing rents averaged $14.06 per square foot. The building was 72% leased as of September 30, 1998. The Company is investing approximately $4.3 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

to install structural upgrades, a sprinkler system and ADA upgrades, fund deferred maintenance and tenant improvements and pay leasing commissions. The Company is currently implementing a new leasing program at the property to coincide with the renovation schedule and has executed nine new leases totaling approximately 13,800 square feet.

10 UNITED NATIONS PLAZA. In September 1997, the Company acquired a 71,636 square foot, six-story, Class B office building located at 10 United Nations Plaza in the civic center district of San Francisco. The Company purchased this property, which was built in 1982, for $9.1 million. At the date of acquisition, the property was substantially leased and the average rent per square foot was $13.76. The building was 9% leased as of September 30, 1998, which is consistent with the acquisition strategy to retenant the building. The property is currently being marketed for lease to tenants with full floor or full building space requirements. The Company is investing approximately $3.5 million in this property to fund cosmetic improvements to enhance the lobby and hallways, install ADA upgrades, fund deferred maintenance and tenant improvements and pay leasing commissions.

PRUDENTIAL BUILDING. On July 22, 1998, the Company purchased the Prudential Building, a 488,080 square foot, 22 story office building in the central business district of Jacksonville, Florida for an aggregate purchase price of $36.0 million, plus closing costs. The purchase price was funded with cash on hand and advances from the Company's line of credit. Simultaneously with this closing, the Company also leased 97% of the building back to the Prudential Insurance Co. of America, and sold two adjacent parking areas to a neighboring hospital for approximately $4.1 million. The Prudential lease has a term of four years with options to vacate the premises during the term of the lease, as well as three subsequent five year extension options. The Company also entered into an agreement with the hospital pursuant to which the hospital is to lease up to 150,000 square feet in the Prudential Building for a nine-year period should Prudential exercise its termination option.

CORTEZ PLAZA. In November 1997, the Company purchased Cortez Plaza, a 289,686 square foot shopping center located in Bradenton, Florida, a suburb of Tampa. The Company purchased this property, which was built in 1956 and renovated in 1988, for $18.4 million. In a separate transaction, the fee simple title to a large portion of the shopping center that had been subject to a ground lease was purchased simultaneously for $650,000, which resulted in a total investment in this property of $19.1 million. By simultaneously acquiring fee simple title to a ground lease that encumbered a large part of the shopping center's parking lot, the Company believes that it immediately improved the value and marketability of the project. As of September 30, 1998, the shopping center was 97% leased, and national and regional tenants, including Publix, PetSmart, Circuit City and Montgomery Ward, which currently is in bankruptcy, comprised a majority of the complex. Below market leases covering approximately 14% of the center expire during 1998, 1999 and 2000.

BAYERS ROAD SHOPPING CENTRE. In April 1998, the Company acquired the Bayers Road Shopping Centre, which is located at 7075 Bayers Road in Halifax, Nova Scotia. The property was acquired by foreclosure on the loans secured by the property, which were acquired by the Company at a discount in September 1997. The property contains 402,529 square feet of space, which consists primarily of retail space but also includes some office space and storage space. The original buildings were built in 1956 and were enclosed and expanded in several phases between 1971 and 1987. Major tenants of the property currently consist of Zellers, Lawton's and Mark's Work Wearhouse. The property was approximately 81% leased at September 30, 1998. The Company currently is implementing an operating plan for this investment that will include the relocation of existing major tenants to higher visibility areas in order to improve pedestrian traffic flow.

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

The following table sets forth a summary schedule of the total lease expirations for the Company's investments in real estate for leases in place as of September 30, 1998, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                              Percentage of                 Average Base    Percentage of
                                                Aggregate     Annualized      Rent per        Aggregate
                  Number of  Square Footage     Portfolio    Base Rent of  Square Foot of     Portfolio
  Year of Lease    Leases      of Expiring    Leased Square    Expiring       Expiring     Annualized Base
  Expiration(1)   Expiring       Leases           Feet         Leases(2)      Leases(3)         Rent
---------------- ----------  --------------  --------------  ------------  --------------  ----------------
     1998            36           75,627          4.39%       $  320,170        $ 4.23          1.69%

     1999            45          166,888          9.68         1,996,059         11.96         10.52

     2000            37          110,400          6.41         1,644,278         14.89          8.67

     2001            44          160,075          9.29         2,038,016         12.73         10.74

     2002            43          585,294         33.96         7,981,246         13.64         42.08

     2003             9           37,496          2.18           737,511         19.67          3.89

     2004             5           48,770          2.83           640,189         13.13          3.38

     2005             5           32,960          1.91           128,563          3.90          0.68

     2006             5          127,804          7.42           677,470          5.30          3.57

     2007             5          113,492          6.59         1,359,321         11.98          7.17

 2008 & beyond       12          264,496         15.35         1,445,298          5.46          7.62
                    ---        ---------        ------       -----------                      ------
                    246        1,723,302        100.00%      $18,968,121                      100.00%
                    ===        =========        ======       ===========                      ======

-----------
(1) Lease year runs from January 1 to December 31 for all years except for 1998, in which the lease year is October 1 to December 31, 1998.
(2) Annualized base rent is calculated based on the amount of rent scheduled from January 1 of the listed year to the lease expiration, except for 1998 in which the amount is based on the amount of rent scheduled from October 1 to lease expiration.
(3) Average base rent per square foot is calculated using the annualized base rent divided by the square footage.

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

The Company's leases generally contain provisions designed to mitigate the adverse impact of inflation on net income. These provisions include clauses enabling the Company to pass through to tenants certain operating costs, including real estate taxes, common area maintenance, utilities and insurance, thereby reducing the Company's exposure to increases in costs and operating expense resulting from inflation. In addition, many of the Company's leases are for terms of less than ten years, which permits the Company to seek increased rents upon re-leasing at higher market rates.

INDEBTEDNESS-GENERAL. The Company's investments in real estate, subordinate and residual interests in mortgage-related securities and other assets, such as single-family residential loans, generally depend upon short-term borrowings such as repurchase agreements and warehouse facilities/lines of credit with financial institutions or institutional lenders to finance the Company's acquisition of such assets on a short-term basis in the case of repurchase agreements and on a one to three-year basis in the case of warehouse facilities/lines of credit. There can be no assurance that such financing will continue to be available on terms reasonably satisfactory to the Company. The inability of the Company to arrange additional borrowings such as repurchase agreements and warehouse facilities/lines of credit or to repay, extend or replace existing borrowings when they expire would have a material adverse effect on the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

Company's business, financial condition and results of operations and on the Company's outstanding securities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase were $143.1 million at September 30, 1998, a decrease from $223.8 million at June 30, 1998. These obligations are secured by certain of the Company's investments in subordinated interests in commercial mortgage-backed securities and residual interests in subprime residential loan securitizations. The following table summarizes the maturity dates of the Company's repurchase agreements and the market value of the related collateral securities as of September 30, 1998:

                             Outstanding        Commercial Securities     Residential Securities
   Maturity Date              Borrowing            Collateral Value          Collateral Value
   -------------              ---------            ----------------          ----------------
                                                (Dollars in Millions)
   0-30 days                   $  17.8                 $  20.9                  $     --
   6-12 months                    73.9                    60.5                      58.0
   18 months and over             51.4                      --                     104.7
                               -------                 -------                   -------
        Total                  $ 143.1                 $  81.4                  $  162.7
                               =======                 =======                  ========

At September 30, 1998, interest payments with respect to these obligations were approximately $0.4 million per month (which assumes that the repurchase agreements which mature within 30 days are renewed at approximately the same rate of interest).

The following table summarizes the maturity dates of the Company's repurchase agreements and the market value of the related collateral securities as of October 31, 1998:

                             Outstanding        Commercial Securities     Residential Securities
   Maturity Date              Borrowing            Collateral Value          Collateral Value
   -------------              ---------            ----------------          ----------------
                                                (Dollars in Millions)
   0-30 days                    $  28.2                 $  34.6                  $   15.1
   31-180 days                     53.7                    40.9                      51.9
   6-12 months                     13.7                    18.3                        --
   18 months and over              42.5                      --                      88.5
                                -------                 -------                  --------
        Total                   $ 138.1                 $  93.8                  $  155.5
                                =======                 =======                  ========

At October 31, 1998, interest payments with respect to these obligations were approximately $0.4 million per month (which assumes that the repurchase agreements which mature within 30 days are renewed at approximately the same rate of interest).

OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit amounted to $189.1 million at September 30, 1998, as compared to $154.2 million at June 30, 1998. These borrowings at September 30, 1998, include:

   o $28.9 million pursuant to a three year agreement which matures in July 2001, which is collateralized by commercial loans, with respect to which, the monthly interest payments were $0.18 million and which is described below under "Obligations Outstanding Under Lines of Credit - Real Estate";

   o the U.S. dollar equivalent of $24.2 million pursuant to a three year agreement which matures in June 2001, which is denominated in Pounds Sterling with respect to which, the monthly interest payments were $0.20 million and collateralized by certain U.K. mortgage loan residual securities; and

   o $136.0 million pursuant to an agreement which matures in April 1999, and on which monthly interest payments were $0.67 million. The obligation was collateralized by single family residential mortgages but was repaid on November 13,1998, in conjunction with the securitization of 1,808 first and second single family residential mortgage loans (as discussed above).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

At October 31,1998, the outstanding balances with respect to these borrowings were $34.5 million, $22.3 million, and $136.0 million and the monthly interest payments with respect to these borrowings were approximately $0.17 million, $0.20 million, and $0.75 million.

OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT - REAL ESTATE. Obligations outstanding under lines of credit secured by real estate amounted to $142.4 million at September 30, 1998, as compared to $115.2 million at June 30, 1998. These borrowings have a three-year term and an interest rate that floats in accordance with LIBOR. Set forth below is information regarding OAC's mortgage indebtedness relating to its investment in real estate at September 30, 1998:

                        Principal        Interest                 Maturity         Annual
Property                 Amount           Rate                      Date           Payments
--------                 ------           ----                      ----           --------
                                                (Dollars in Millions)
Bush Street             $ 75.0 (1)    LIBOR plus 1.75%          April 2001 (3)      $5.5 (4)
Other..................   67.4 (2)    LIBOR plus 1.75%          June 2001  (3)      $5.0 (4)
                        ------
                        $142.4
                        ======

(1) Plus up to $5.0 million of additional advances for capital improvements to Bush Street.

(2) Represents the portion of the outstanding balance under a $200 million loan that is secured by real estate. As of September 30, 1998, OAC's investments in Cortez Plaza, 450 Sansome Street, 10 U.N. Plaza, Prudential Plaza and 690 Market Street secured this loan, and an additional $28.9 million was borrowed and secured by commercial mortgage loans under this line of credit.

(3) Subject to certain conditions, OAC may extend the maturity date by one year.

(4) Based on the interest rate in effect as of September 30, 1998.

At October 31, 1998, the obligations under lines of credit - real estate had not changed materially.

DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS. Derivative and foreign exchange transactions involve credit and market risk. Because of changing market environments, the monitoring and managing of these risks is a continual process. For a further discussion of market risk, see Item 3. "Quantitative and Qualitative Disclosures about Market Risk." The Company believes the true measure of credit risk is the replacement cost of the derivative or foreign exchange contract. This is also referred to as repayment risk or the mark-to-market exposure amount. While notional amount is the most commonly used volume measure in the derivative and foreign exchange markets, it is not a measure of credit or market risk. The notional amount typically does not change hands, but is simply a quantity upon which interest and other payments are calculated. The notional amounts of the Company's derivative and foreign exchange products exceed the possible credit and market loss that could arise from such transactions. For a further discussion of the Company's derivative and foreign exchange instruments, see Note 6 to the Consolidated Financial Statements included in Item 1 above.

The following table indicates the interest rate swaps outstanding at October 31, 1998:

                      Notional           LIBOR                          Floating Rate at
    Maturity           Amount            Index           Fixed Rate       End of Period      Fair Value
    --------           ------            -----           ----------       -------------      ----------
                                              (In Thousands)
      2003            $ 100,000         1-month             5.75%              5.22%         $  (3,327)
      2001               17,000         1-month             6.00               5.34               (522)
      2001               75,000         1-month             6.00               5.38             (2,292)
      2002                8,780         1-month             6.04               5.34               (349)
                      ---------                                                              ---------
                      $ 200,780                                                              $  (6,491)
                      =========                                                              =========

At October 31, 1998, there were no future contracts outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

MINORITY INTEREST. At September 30, 1998, minority interest totaled $28.4 million and represented OCN's ownership through IMI of 1,808,733 units in the Operating Partnership. On May 7, 1998, the Company sold 1,473,733 units in the Operating Partnership to IMI for $24.5 million. On February 17, 1998, the Company sold 175,000 shares of common stock for cash in an aggregate amount of approximately $3.1 million to certain officers and directors of the Company and OCN. In connection with this stock issuance, IMI sold a like number of shares of the Company's common stock to the Company and invested in a like number of units in the Operating Partnership in order to comply with the stock ownership restrictions imposed on REITs under the Code. See Notes 1 and 2 to the Consolidated Financial Statements included in Item 1 above.

SHAREHOLDERS' EQUITY. Shareholders' equity decreased by $28.3 million from December 31, 1997 to September 30, 1998. The decrease was due to a $6.4 million increase in unrealized losses on securities available for sale, a net loss of $11.5 million, a cumulative currency translation adjustment of $2.0 million, $22.4 million in cash dividends paid during 1998, which were offset by a $14.0 million capital contribution in connection with the sale of the IO Portfolio. See the Consolidated Statement of Changes in Shareholders' Equity in the Consolidated Financial Statements included in Item 1 above.

FUNDS FROM OPERATIONS

The Company generally considers Funds From Operations ("FFO") to be a useful financial performance measure of the operating performance of a REIT because such measure does not recognize (i) depreciation and amortization of real estate assets as operating expenses, which management believes are not meaningful in evaluating income-producing real estate because such real estate historically has not depreciated and (ii) gains/losses from debt restructuring and sales of property. In addition, FFO together with net income and cash flow, provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent cash provided by operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of the results of the Company's performance or to cash flows as a measure of liquidity. For a discussion of the Company's operating, investing and financing activities under GAAP, see "-Capital Resources and Liquidity" below. In 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. FFO consists of net income applicable to common shareholders (computed in accordance with GAAP) excluding gains (losses) from debt restructuring and sales of property (including furniture and equipment) plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Because other REITs may calculate FFO in a different manner, however, there can be no assurance that the Company's FFO is comparable with the FFO reported by other entities.

FFO for the three months ended September 30, 1998 was ($7.1) million compared to $4.4 million for the same period a year ago. FFO for the nine months ended September 30, 1998, was $4.1 million as compared to $6.4 million for the period May 14, 1997, to September 30, 1997, which began on the date the Company completed the IPO.

FFO differs from cash made available to holders of the Company's Common Stock, which is based on the Company's net taxable income. Distributions of dividends to shareholders amounted to $6.5 million or $0.34 per share for the period May 14, 1997 to September 30, 1997 and $22.4 million or $1.10 per share for the nine months ended September 30, 1998.

The following table reconciles funds from operations and net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

                                                       For the          For the           For the       For the Period
                                                    Three Months      Three Months      Nine Months      May 14, 1997
                                                        Ended            Ended             Ended              to
                                                    September 30,    September 30,     September 30,     September 30,
                                                        1998              1997              1998             1997
                                                     ---------         --------         ---------          --------
                                                                               (In Thousands)
Net income...................................        $  (7,639)        $  4,350         $ (11,497)         $  6,410
Depreciation and amortization................            1,160               22             2,223                22
Loss on sale of IO portfolio.................               --               --            13,957                --
Extraordinary  gain  on  repurchase  of                   (615)              --              (615)               --
                                                     ---------         --------         ---------          --------
debt
FFO                                                  $  (7,094)        $  4,372         $   4,068          $  6,432
                                                     =========         ========         =========          ========

CAPITAL RESOURCES AND LIQUIDITY

Liquidity is a  measurement  of the  Company's  ability to meet  potential  cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities and for other general business purposes. Additionally, to maintain its status as a REIT under the Code, the Company must distribute annually at least 95% of its taxable income. The primary sources of funds for liquidity during the first nine months of 1998 consisted of net cash provided by operating activities, reverse repurchase agreements, proceeds from issuance of the Notes, and other secured borrowings maturities and principal payments on loans and securities and proceeds from the sale of Operating Partnership units to IMI.

The Company's operating activities provided cash flows of $43.7 million and $344,000 during the nine months and three months ended September 30, 1998, respectively. The Company's investing activities used cash flows of $711.5 million and $110.2 million during the nine months and three months ended September 30, 1998, respectively. During both of the foregoing periods, cash flows from investing activities were used primarily to purchase securities available for sale, originate or purchase loans, and purchase commercial real estate. The Company's financing activities provided cash flows of $637.5 million and $129.0 million during the nine months and three months ended September 30, 1998, respectively, and primarily consisted of proceeds from lines of credit and repurchase agreements of $474.6 million and proceeds from the issuance of $150.0 million 11 1/2% Notes.

Fluctuations in interest rates will continue to impact the Company's net interest income to the extent the Company's fixed rate assets are funded by variable rate debt or the Company's variable rate asset reprice on a different schedule or in relation to a different index than its floating rate debt which in turn could impact potential returns to shareholders. The Company has interest rate swap agreements with a notional amount of approximately $200.8 million aggregating at a fair value of ($6.3) million, at September 30, 1998, in order to partially limit the adverse effects of rising interest rates on the remaining floating-rate debt. When the Company's swap agreements expire, the Company will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the swaps are replaced or other steps are taken to mitigate this risk. The flexibility in the Company's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying asset. At September 30, 1998, the Company had unencumbered residential loans and securities having a market value totaling approximately $167.6 million ($57.9 million of subordinate and residual mortgage-backed securities, $48.2 million of commercial mortgage-backed securities, and $61.5 million of residential loans). In certain circumstances, including, among other things, increases in interest rates, changes in market spreads, or decreases in credit quality of underlying assets, the Company would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. During the third quarter of 1998, the Company was required to and did fund requests by its lenders for additional collateral calls outstanding reverse repurchase agreement collateralized by securities available for sale which aggregated $2.3 million in July 1998, $1.4 million in August 1998, and $3.9 million in September 1998, and $13.7 million in October 1998. The Company funded requests for additional margin deposits in connection with its swaps and future positious which aggregated $0.7 million in July 1998, $1.0 million in August 1998, $4.6 million in September 1998, and $3.3 million in October 1998. At October 31, 1998, OAC had unencumbered securities having a market value totaling approximately $67.0 million which comprised of $40.5 million of subordinate and residual mortgage-backed securities and $26.5 million of commercial mortage-backed securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

For additional information with respect to the Company's monthly mark-to-market of its securities available for sale portfolio, see "Changes in Financial Condition - Securities Available for Sale." The Company has significant debt service obligations, as discussed above. At September 30, 1998, the Company had total consolidated indebtedness of $617.6 million, of which all but the $143.0 million of outstanding Notes was secured indebtedness, as well as $21.4 million of other liabilities. This consolidated indebtedness consisted of (i) $143.1 million of repurchase agreements, (ii) lines of credit aggregating $331.6 million which mature in 1999 and 2002 and are secured by real estate, loans and securities and (iii) $143.0 million of outstanding Notes. The monthly interest payments on the Company's total consolidated indebtedness were $4.1 million, $5.2 million and $4.0 million for the months of July, August, and September 1998, respectively. One line of credit which amounted to $136.0 million at September 30, 1998 was repaid on November 13, 1998 (in connection with the securitization of the residential mortgage loans which secured this line of credit, and which results in $173.4 million of net proceeds to the Company prior to repayment of this line of credit).

Mortgage-related securities which are subject to repurchase agreements, as well as loans and real estate which secure other indebtedness, periodically are revalued by the lender, and a decline in such value may result in the lender requiring the Company to provide additional collateral to secure the indebtedness.

Although to date the Company has had adequate cash, cash equivalents and other unencumbered assets to meet calls for additional collateral, to repay a portion of the related indebtedness or to meet its other operating and financing requirements, including its current capital expenditure plans, there can be no assurance that sufficient levels of such assets will continue to be available.

If the Company is unable to fund additional collateral needs or to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to the Company, the Company would be required to sell, under adverse market conditions, a portion of its assets, and could incur losses as a result. Furthermore, an extremely limited market for subordinate and residual interests in mortgage-related securities exists and there can be no assurance that one will fully develop, thereby limiting the Company's ability to dispose of such securities promptly for fair value in such situations.

In addition to payment and, in the case of the Company's secured indebtedness, collateralization requirements, the Company is subject to various other covenants in the agreements evidencing its indebtedness, including the maintenance of specified amounts of equity. At September 30, 1998, the Company was in compliance with all obligations under the agreements evidencing its indebtedness and the Company's equity and Operating Partnership's equity, as defined in the applicable agreement. As of October 31, 1998, the Company exceeded the highest applicable requirement by in excess of $19.7 million. There can be no assurance that additional operating losses will not result in the Company's violation of its financial covenants in the future. In the event of a default in such covenants, the lender generally would be able to accelerate repayment of the subject indebtedness and pursue other available remedies, which could result in defaults on other indebtedness of the Company, unless the applicable lender or lenders allowed the Company to remain in violation of the agreements. Were a default to be declared, the Company would not be able to continue to operate without the consent of its lenders. The Company currently is considering various alternatives to enhance its ability to meet its payment and other obligations under its indebtedness and the funding requirements discussed below, including the sale of certain assets and the potential tax and other consequences associated therewith. There can be no assurance that the Company will have sufficient liquidity to meet these obligations on a short-term or long-term basis.

For the quarter ended September 30, 1998, OAC closed transactions totaling approximately $114.6 million, all of which were funded. This activity brings OAC's total closed transactions since its initial public offering, net of repayment, to $917.1 million as of September 30, 1998. Of this amount, $866.5 million has been funded and the remaining $50.6 million is to be funded over the construction and renovation periods, which range from two to 18 months. In addition, at September 30, 1998, the Company had budgeted $11.9 million of capital expenditures on its investments in real estate in order to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

improve such properties for reposition in the market, of which $4.8 million is anticipated to be spent in the fourth quarter of 1998 and $7.1 million is anticipated to be spent in 1999.

Based on its monthly interest and other expenses, monthly cash receipts, existing commitments, capital expenditure plans and rate of collateral calls through October 31, 1998, the Company believes that its existing sources of funds will be adequate for purposes of meeting its short-term (one year or less) and long-term liquidity needs. There can be no assurance that this will be the case, however. Material increases in monthly interest expense or in collateral calls, or material decreases in monthly cash receipts, generally would negatively impact the Company's liquidity. On the other hand, material decreases in monthly interest expense or in collateral calls generally would positively affect the Company's liquidity.



YEAR 2000

The Company is in the process of establishing the readiness of its computer systems and applications for the year 2000 with no effect on customers or disruption to business operations. The Company has established a project plan to achieve year 2000 readiness of its mission critical and non-mission critical systems, including hardware infrastructure and software applications. The project plan has a budget of approximately $2.0 million and is divided into six phases: identification, evaluation, remediation, validation, risk assessment and contingency planning. The addition of risk assessment and contingency planning efforts to the overall project plan accounts for the difference between the $2.0 million budgeted as of September 30, 1998 and the estimate of $1.5 million for achieving year 2000 compliance included in the Company's 10-Q for the quarter ended June 30, 1998.

As of September 30, 1998, the Company had expended approximately 27% of budgeted manhours and incurred costs of approximately $515,000, which included approximately $115,000 for Year 2000 testing tools, additional hardware, and outside consulting assistance, while the remainder consisted of labor and overhead expense from within the Company. At November 3, 1998, the Company had expended more than 40% of budgeted manhours and had incurred additional costs of $100,000 substantially all of which represented internally generated expense. As of October 1, 1998, the systems identification and evaluation phases of the project were completed. In its systems evaluation and validation efforts, the Company is employing automated testing tools that are designed to meet guidelines established by the Federal Financial Institution Examination Council (FFIEC) as required by the OTS. The Company expects to have substantially completed the remediation and validation phases of the project by the end of 1998, and all new application development will include year 2000 readiness validation prior to implementation.

As part of the identification and evaluation phases of the project, the Company documented critical operating functions within each business unit, as well as strategic third-party and vendor relationships. These efforts also are serving as the basis of the Company's year 2000 risk assessment and contingency planning efforts. The Company has retained a business continuity expert to prepare contingency plans and assist with the testing and validation of these plans. The Company expects to complete its year 2000 risk assessment and contingency planning efforts during the first quarter of 1999.


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

Company Act"). Under the Investment Company Act, an investment company is required to register with the Commission and is subject to extensive, restrictive and potentially adverse regulations. The Investment Company Act exempts entities, however, that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretations by the staff of the Commission, qualifying for this exemption requires the Company, among other things, to maintain at least 55% of its assets in Qualifying Interests and to maintain an additional 25% in Qualifying Interests or other real estate-related assets. The Company's investments in real estate and mortgage loans generally constitute Qualifying Interests, and the Company believes that subordinate and residual interests in mortgage-related securities constitute Qualifying Interests when the Company acquires the right to direct the foreclosure upon any defaulted loan which backs such securities and to take all other actions that a servicer generally may take in connection with a defaulted loan.

At September 30, 1998, the Company believes that its Qualifying Interests, including subordinate and residual interests, comprised over 86% of the Company's total assets and over 95% when combined with other real-estate related assets. As a result, the Company believes that it was and is not required to register as an investment company under the Investment Company Act. The Company does not intend, however, to seek an exemptive order, no-action letter or other form of interpretive guidance from the Commission on this position, and if the Commission were to take a different position, the Company could be required either (a) to change the manner in which it conducts its operations in order to avoid investment company registration or (b) to register as an investment company, either of which could have a material adverse effect on the Company and its securities, could subject the Company to monetary penalties and injunctive relief in an action brought by the Commission, could cause the Company to be unable to enforce contracts with third parties and could cause third parties to seek recession of relevant transactions.

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "COMMITMENT," "CONTINUE," "EXPECT," "FORESEE," "MAY," "PLAN," "WILL," FUTURE OR CONDITIONAL VERB TENSES, SIMILAR TERMS, VARIATIONS ON SUCH TERMS OR NEGATIVES OF SUCH TERMS. ALTHOUGH OAC BELIEVES THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS DUE TO RISKS, UNCERTAINTIES AND CHANGES WITH RESPECT TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, INTERNATIONAL, NATIONAL, REGIONAL OR LOCAL ECONOMIC
ENVIRONMENTS, GOVERNMENT FISCAL AND MONETARY, PREVAILING INTEREST OR CURRENCY EXCHANGE RATES, EFFECTIVENESS OF INTEREST RATE, CURRENCY EXCHANGE RATE AND OTHER HEDGING STRATEGIES, LAWS AND REGULATIONS AFFECTING REAL ESTATE INVESTMENT TRUSTS, INVESTMENT COMPANIES AND REAL ESTATE (INCLUDING CAPITAL REQUIREMENTS, INCOME AND PROPERTY TAXATION, ACCESS FOR DISABLED PERSONS AND ENVIRONMENTAL COMPLIANCE), UNCERTAINTY OF FOREIGN LAWS, COMPETITIVE PRODUCTS, PRICING AND CONDITIONS (INCLUDING FROM COMPETITORS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN OAC), CREDIT, PREPAYMENT, BASIS, DEFAULT, SUBORDINATION AND ASSET/LIABILITY RISKS, LOAN SERVICING EFFECTIVENESS, SATISFACTORY DUE DILIGENCE RESULTS, SATISFACTION OR FULFILLMENT OF AGREED UPON TERMS AND CONDITIONS OF CLOSING OR PERFORMANCE, TIMING OF TRANSACTION CLOSINGS, AVAILABILITY OF AND COSTS
ASSOCIATED WITH OBTAINING ADEQUATE AND TIMELY SOURCES OF LIQUIDITY, DEPENDENCE ON EXISTING SOURCES OF FUNDING, ABILITY TO REPAY OR REFINANCE INDEBTEDNESS (AT MATURITY OR UPON ACCELERATION), TO MEET COLLATERAL CALLS BY LENDERS (UPON RE-VALUATION OF THE UNDERLYING ASSETS OR OTHERWISE), TO GENERATE REVENUES SUFFICIENT TO MEET DEBT SERVICE PAYMENTS AND OTHER OPERATING EXPENSES AND TO SECURITIZE WHOLE LOANS, TAXABLE INCOME EXCEEDING CASH FLOW, SIZE OF, NATURE OF AND YIELDS AVAILABLE WITH RESPECT TO THE SECONDARY MARKET FOR MORTGAGE LOANS AND FINANCIAL, SECURITIES AND SECURITIZATION MARKETS IN GENERAL, ALLOWANCES FOR LOAN LOSSES, GEOGRAPHIC CONCENTRATIONS OF ASSETS (TEMPORARY OR OTHERWISE), TIMELY LEASING OF UNOCCUPIED SQUARE FOOTAGE (GENERALLY AND UPON LEASE EXPIRATION), CHANGES IN REAL ESTATE MARKET CONDITIONS (INCLUDING LIQUIDITY, VALUATION, REVENUES, RENTAL RATES, OCCUPANCY LEVELS AND COMPETING PROPERTIES), ADEQUACY OF INSURANCE COVERAGE IN THE EVENT OF A LOSS, KNOWN OR UNKNOWN ENVIRONMENTAL CONDITIONS, EXTERNAL MANAGEMENT, CONFLICTS OF INTEREST, YEAR 2000 COMPLIANCE, OTHER

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS, SECURITIES INVESTMENTS AND RAPID GROWTH COMPANIES, AND OTHER RISKS DETAILED FROM TIME TO TIME IN OAC'S REPORTS AND FILINGS WITH THE SEC, INCLUDING ITS REGISTRATION STATEMENTS ON FORMS S-3, S-4 AND S-11 AND ITS PERIODIC REPORTS ON FORMS 10-Q, 8-K AND 10-K. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the Company's net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities, by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, the ability of the Company to originate and acquire loans, the value of the Company's mortgage-related securities and other interest-earning assets and its ability to realize gains from the sale of such assets.

The Company may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of interest rates on its operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and, indeed, that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses or increased costs. Moreover, with respect to certain of the instruments used as hedges, the Company is exposed to the risk that the counterparties with which the Company trades may cease making markets and quoting prices in such instruments, which may render the Company unable to enter into an offsetting transaction with respect to an open position. If the Company anticipates that the income from any such hedging transaction will not be qualifying income for REIT income test purposes, the Company may conduct part or all of its hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. The profitability of the Company may be adversely affected during any period as a result of changing interest rates.

The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 1998 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                                        Projected Percentage Change In
-------------------------------------------------------------------------------------------------------
Change in Interest Rate                      Net Interest Income(1)           Net Portfolio Value
=======================================================================================================
      -400 Basis Points                                     38.53 %                         25.00 %
      -300 Basis Points                                     28.90                           17.60
      -200 Basis Points                                     19.26                           10.26
      -100 Basis Points                                      9.63                            3.67
     Base Interest Rate                                         0                               0
      +100 Basis Points                                     -9.63                           -4.26
      +200 Basis Points                                    -19.26                           -8.52
      +300 Basis Points                                    -28.90                          -15.05
      +400 Basis Points                                    -38.53                          -21.68

(1) Represents the estimated percentage change in net interest income over the next twelve months. For purposes of this calculation, net interest income includes as a deduction interest expense associated with real estate.

Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match asset and liability balances within maturity categories to limit the

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time.

The Company utilizes a variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. These techniques include interest rate exchange agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate exchange agreements are utilized by the Company to protect against the increase in borrowing cost from floating rate debt or a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. At September 30, 1998, the Company had entered into interest rate exchange agreements with an aggregate notional amount of $200.8 million. See
Note 6 to the Consolidated Financial Statements included in Item 1 above.

The Company currently has a foreign currency swap with a counterparty to hedge currency exposure in connection with its investment in residual interests originated in the U.K. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows will be adversely affected by changes in exchange rates. Under the terms of the agreement, the Company will settle in U.S. dollars on January 29, 1999 on the difference between the exchange rate on the effective date of the contract and the exchange rate on January 29, 1999, on a notional amount of 14.7 million British Pounds Sterling. See Note 7 to the Consolidated Financial Statements included in Item 1 hereof.

Methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap", which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at September 30, 1998. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company and (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayment. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

                                                                              September 30, 1998
                                                   --------------------------------------------------------------------------
                                                                                  More than 1
                                                     Within         4 to 12         Year to         3 Years
                                                    3 Months         Months         3 Years         and Over         Total
                                                   ----------      ----------      ----------      ----------      ----------
                                                                                 (In Thousands)
Rate-Sensitive Assets:
   Interest-earning cash and repurchase
           Agreements..........................  $     15,194    $         --    $         --    $         --      $   15,194
   Securities available for sale...............        15,116          44,512          99,345         236,522         395,495
   Loan portfolio, net (1).....................        23,316          63,418          98,910          66,968         252,612
   Discount loan portfolio, net (1)............         1,201           1,770           5,618              --           8,589
                                                   ----------      ----------      ----------      ----------      ----------
     Total rate-sensitive assets...............        54,827         109,700         203,873         303,490         671,890
                                                   ----------      ----------      ----------      ----------      ----------
Rate-Sensitive Liabilities:
   Securities sold under agreements
     to repurchase.............................       143,059              --              --              --         143,059
   Obligations outstanding under lines of
       Credit..................................       331,581              --              --              --         331,581
   Notes, debentures and other interest-
       bearing obligations.....................            --              --              --         143,000         143,000
                                                 ------------    ------------    ------------      ----------      ----------
     Total rate-sensitive liabilities..........       474,640              --              --         143,000         617,640
   Interest rate sensitivity gap before
     off-balance sheet financial instruments...      (419,813)        109,700         203,873         160,490          54,250
Off-Balance Sheet Financial Instruments:
   Futures contracts and interest rate swaps...       200,780              --         (92,000)       (108,780)             --
                                                 ------------    ------------    -------------   -------------     ----------
Interest rate sensitivity gap..................      (219,033)        109,700         111,873          51,710      $   54,250
                                                 -------------   ------------    ------------    ------------      ==========
Cumulative interest rate sensitivity gap.......  $   (219,033)   $   (109,333)   $      2,540    $     54,250
                                                 ============    ============    ============    ============
Cumulative interest rate sensitivity gap as a
   percentage of total rate-sensitive assets ..        (32.60%)        (16.27%)          0.38%           8.07%

------------
(1) Balances have not been reduced for non-performing loans.

                            PART II OTHER INFORMATION
================================================================================

Item 2.  Changes in Securities

         On July 14, 1998 the Company issued $150,000,000 principal amount of Notes under Rule 144A of the Securities Act of 1933. Interest on the Notes is payable in cash semi-annually in arrears on each January 1 and July 1 commencing on January 1, 1999. The Notes will mature on July 1, 2005 and are redeemable, at the option of the Company, in whole or part, on or after July 1, 2002. During the first 36 months, the Company may, on any one or more occasions, use the net proceeds of one or more offerings of its Common Stock to redeem up to 25% of the aggregate principal amount of the Notes, provided that, after any such redemption, the aggregate principal amount of the Notes outstanding must equal at least $112.5 million. Upon the occurrence of a change of control, the Company is required, subject to certain conditions, to offer to purchase all of the Notes. The Indenture relating to the Notes contains certain covenants of the Company, including a covenant that restricts its ability to declare or pay dividends or make payments or distributions on its outstanding Common Stock unless certain requirements are met. This covenant does not affect the ability of the Company to make distributions which are necessary to preserve its status as a REIT under the Code. On September 30, 1998, the Company repurchased $7.0 million principal amount of the Notes in the open market.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27 Financial Data Schedule - For the quarter ended September 30, 1998 (filed herewith)

         (b)      Reports on Form 8-K filed during the quarter  ended  September
                  30, 1998

                  (1) A  Form  8-K  filed  on  July  14,  1998,  announcing  the
                      Company's issuance of $150.0 million principal amount of 11 1/2 % Notes due 2005.

                  (2) A Form 8-K filed on July 24, 1998,  which contained a news release announcing the Company's financial results for the three months ended June 30, 1998.

                  (3) A Form  8-K  filed  on  August  6,  1998,  announcing  the
                      Company's purchase of the Prudential Building.

                  (4) A Form 8-K filed on September  15, 1998,  which  contained financial information for the Prudential Building and certain additional other properties acquired by the Company.

                  (5) A Form 8-K filed on September 17, 1998,  which contained a news release responding to the New York Stock Exchange and investor inquiries regarding its common stock price.

                  (6) A Form 8-K filed on of September 22, 1998, which contained a news release announcing the Company's third quarter dividend and a stock repurchase program.

                  (7) A Form 8-K filed on October 27,  1998,  which  contained a news release announcing the Company's financial results for the three months ended September 30, 1998.

                                   SIGNATURE
================================================================================

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          OCWEN ASSET INVESTMENT CORP.



                          By:  /s/ Mark S. Zeidman
                               -------------------------------------------------
                               Mark S. Zeidman
                               Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)





Date: November 16, 1998