Form 10-Q/A
period 1998-09-30
OCWEN ASSET INVESTMENT CORP
filed 1998-11-20
CIK 1033643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                          OCWEN ASSET INVESTMENT CORP.
                                    FORM 10-Q/A

                                    I N D E X

================================================================================


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements........................    3

         Consolidated Statements of Financial Condition...................    3

         Consolidated Statements of Operations............................    4

         Consolidated Statements of Changes in Shareholders' Equity.......    5

         Consolidated Statements of Cash Flows............................    6

         Notes to Consolidated Financial Statements.......................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   38

PART II - OTHER INFORMATION

Item 2.  Changes in Securities............................................   41

Item 6.  Exhibits and Reports on Form 8-K.................................   41

Signature.................................................................   42

                                      PART I - FINANCIAL INFORMATION
                                       OCWEN ASSET INVESTMENT CORP.

                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           September 30,     December 31,
                                                                                1998             1997
                                                                            (Unaudited)       (Audited)
                                                                           -------------    -------------
ASSETS:
Cash and amounts due from depository institutions ......................   $   3,135,888    $     331,047
Interest earning deposits ..............................................      15,193,815       48,346,076
Securities available for sale, at market value .........................     395,495,423      146,026,907
Commercial and multifamily loan portfolio, net .........................      55,116,284        9,481,436
Residential loan portfolio, net ........................................     197,495,230        6,350,043
Discount loan portfolio, net ...........................................       8,589,370       26,978,888
Investment in real estate, net .........................................     209,851,125       45,430,039
Principal and interest receivable ......................................       5,967,421        2,518,272
Deposits on pending asset acquisitions .................................              --        1,000,000
Other assets ...........................................................      19,553,108        1,540,633
                                                                           -------------    -------------
                   Total assets ........................................   $ 910,397,664    $ 288,003,341
                                                                           =============    =============

LIABILITIES:
    Securities sold under agreements to repurchase .....................   $ 143,058,656    $          --
    Obligation outstanding under line of credit ........................     189,136,665               --
    Obligation outstanding under line of credit - secured by real estate     142,444,500               --
    11.5% Notes due 2005 ...............................................     143,000,000               --
    Dividends and distributions payable ................................       9,140,443        7,458,750
    Accrued expenses, payables and other liabilities ...................      12,267,243        6,344,783
                                                                           -------------    -------------
                   Total liabilities ...................................     639,047,507       13,803,533
                                                                           -------------    -------------

Minority interest ......................................................      28,369,583        2,941,541
                                                                           -------------    -------------

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 25,000,000 shares authorized;
       0 shares issued and outstanding .................................              --               --
     Common stock, $.01 par value; 200,000,000 shares authorized;
       18,965,000 shares issued and outstanding ........................         189,650          189,650
    Additional paid-in capital .........................................     294,461,433      280,503,838
    Distributions in excess of earnings ................................     (35,982,904)      (2,107,331)
    Accumulated other comprehensive income:
         Net unrealized loss on securities available for sale ..........     (13,719,114)      (7,327,890)
         Accumulative translation adjustments ..........................      (1,968,491)              --
                                                                           -------------    -------------
         Total other comprehensive income ..............................     (15,687,605)      (7,357,890)
                                                                           -------------    -------------
               Total shareholders' equity ..............................     242,980,574      271,258,267
                                                                           -------------    -------------
                   Total liabilities and shareholders' equity ..........   $ 910,397,664    $ 288,003,341
                                                                           =============    =============

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                    PART I - FINANCIAL INFORMATION
                                                     OCWEN ASSET INVESTMENT CORP.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                         For the Three       For the Three       For the Nine      For the Period
                                                         Months ended        Months ended        Months ended      May 14, 1997 to
                                                      September 30, 1998  September 30, 1997  September 30, 1998  September 30, 1997
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

                                                                                       Net unrealized
                                                                                          loss on
                                        Common stock                      Distributions  securities     Cumulative
                                   ----------------------   Additional     in excess      available     translation
                                     Shares      Amount   Paid-in-capital  of earnings    for sale      adjustment       Total
                                   -----------  --------- --------------- ------------  ------------    -----------  -------------
Issuance of common stock .......    19,125,000  $ 191,250  $ 283,496,750  $         --  $         --    $        --  $ 283,688,000

Retirement of common stock .....      (160,000)    (1,600)    (2,992,912)           --            --             --     (2,994,512)

Net income .....................            --         --             --    11,791,518            --             --     11,791,518

Dividends ......................            --         --             --   (13,898,849)           --             --    (13,898,849)

Change in unrealized loss ......            --         --             --            --    (7,327,890)            --     (7,327,890)
                                   -----------  ---------  -------------  ------------  ------------    -----------  -------------

Balances at December 31, 1997 ..    18,965,000    189,650    280,503,838    (2,107,331)   (7,327,890)            --    271,258,267

Capital contribution ...........            --         --     13,957,595            --            --             --     13,957,595

Net loss .......................            --         --             --   (11,496,876)           --             --    (11,496,876)

Dividends ......................            --         --             --   (22,378,697)           --             --    (22,378,697)

Change in unrealized loss ......            --         --             --            --    (6,391,224)            --     (6,391,224)

Change in cumulative translation
  adjustment ...................            --         --             --            --            --     (1,968,491)    (1,968,491)
                                   -----------  ---------  -------------  ------------  ------------    -----------  -------------

Balances at September 30, 1998      18,965,000  $ 189,650  $ 294,461,433  $(35,982,904) $(13,719,114)   $(1,968,491) $ 242,980,574
                                   ===========  =========  =============  ============  ============    ===========  =============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                  5

                                          PART I - FINANCIAL INFORMATION
                                           OCWEN ASSET INVESTMENT CORP.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                                                                   For the         For the Period
                                                                                  Nine Months      May 14, 1997
                                                                                     ended               to
                                                                                 September 30,     September 30,
                                                                                     1998               1997
                                                                                 -------------    -------------
Cash flows from operating activities:
   Net (loss) income .........................................................   $ (11,496,876)   $   6,410,494
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Premium amortization, net .............................................       7,992,956        1,422,847
       Depreciation ..........................................................       2,222,573           21,386
       Foreign exchange gain .................................................        (116,953)              --
       Cumulative translation adjustment .....................................      (1,968,491)              --
       Extraordinary gain on extinguishment of debt ..........................        (615,047)              --
       Provision for loan losses .............................................         556,731               --
       Proceeds received on sale of securities held for trading ..............      39,408,287               --
       Net losses on securities and derivatives ..............................      32,723,429               --
       Increase in interest receivable .......................................      (3,449,149)      (1,897,189)
       Increase in other assets ..............................................     (20,108,845)        (535,106)
       Decrease in accrued expenses, payables and other liabilities ..........      (1,071,622)       2,039,437
       Minority interest in net loss of operating partnership ................        (399,359)              --
                                                                                 -------------    -------------
Net cash provided by operating activities ....................................      43,677,634        7,461,869
                                                                                 -------------    -------------
Cash flows from investing activities:
   Purchases of securities available for sale ................................    (357,494,324)     (92,295,129)
   Maturities and principal payments received on securities available for sale      30,388,130        2,957,402
   Principal payments received from discount loans ...........................         973,325            6,915
   Principal payments received from loans ....................................      20,344,923               --
   Purchase of loans .........................................................    (257,818,817)      (3,773,321)
   Purchase of discount loans ................................................         (10,031)     (25,191,206)
   Payment received from sale of loans .......................................         111,109               --
   Investment in real estate .................................................    (149,017,946)     (26,285,103)
   Deposits on pending asset acquisitions ....................................         996,500       (6,184,300)
                                                                                 -------------    -------------
Net cash (used) by investing activities ......................................    (711,527,131)    (150,764,742)
                                                                                 -------------    -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of offering costs .............              --      283,688,000
   Dividend payments on common stock .........................................     (22,378,697)      (1,912,500)
   Proceeds received from sale of securities to affiliates
     in excess of market value ...............................................      13,957,595               --
   Proceeds from issuance of Notes ...........................................     150,000,000               --
   Repurchase of Notes .......................................................      (6,309,944)              --
   Proceeds from sale of operating partnership units .........................      27,593,302               --
   Increase in securities sold under agreements to repurchase ................     143,058,656               --
   Increase in obligations outstanding under lines of credit .................     331,581,165               --
                                                                                 -------------    -------------
Net cash provided by financing activities ....................................     637,502,077      281,775,500
                                                                                 -------------    -------------

Net (decrease) increase in cash and cash equivalents .........................     (30,347,420)     138,472,627
Cash and cash equivalents at beginning of period .............................      48,677,123               --
                                                                                 -------------    -------------
Cash and cash equivalents at end of period ...................................   $  18,329,703    $ 138,472,627
                                                                                 =============    =============
Reconciliation of cash and cash equivalents at end of period:
   Cash and amounts due from depository institutions .........................       3,135,888           10,850
   Interest bearing deposits .................................................      15,193,815        8,461,777
   Repurchase agreements .....................................................              --      130,000,000
                                                                                 -------------    -------------
     Total ...................................................................   $  18,329,703    $ 138,472,627
                                                                                 =============    =============
Supplemental schedule of non-cash financing activities:
  Interest paid ..............................................................   $  16,204,823    $          --
Non-cash activities:
  Loans transferred through the foreclosure of a related
  Mortgage loan to real estate owned .........................................      17,625,713               --
  Change in unrealized (loss) gain on securities available for sale ..........      (6,391,224)       1,605,820


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

The cost of derivatives that qualify for hedge accounting are amortized over the term of the agreement. To qualify for hedge accounting, an interest rate protection agreement must meet two criteria:

o the Company is exposed to interest rate risk as the result of a debt it has incurred; and

o the interest rate protection agreement reduces the Company's exposure to such risk.

If an interest rate protection agreement does not qualify as a hedge, it is accounted for as an investment at fair value, with any gain or loss included as a component of current income.

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


At September 30, 1998, the Company's shareholders' equity amounted to $243.0 million or $12.81 per fully diluted share. This amount was comprised of $295.0 million of stated capital and additional paid-in capital related to the Company's Common Stock, less distributions in excess of earnings of $36.0 million, unrealized losses on securities available for sale of $13.7 million and accumulative translation adjustments of $2.0 million.

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

On August 28, 1998, the Company purchased for $19.8 million from Nomura Asset Securities Corp., a single B-rated subordinate interest collateralized by a pool of ten first lien conduit quality commercial loans secured by 108 properties. The purchase price was funded with cash on hand and a reverse repurchase agreement in the amount of $14.7 million, which matures in August, 1999. OFB is the special servicer for these loans. See "Changes in Financial Condition - Securities Available for Sale."

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

On November 13, 1998, OAC completed the securitization of 1,808 first and second single family residential mortgage loans having an aggregate unpaid principal balance of $182.2 million. The mortgage loans were acquired by the Operating Partnership during 1997 and 1998. After the payment in full of all transaction expenses and the repayment in full of the approximately $136.0 million warehouse facility secured by such mortgage loans, the securitization will net OAC approximately $35.0 million in cash. OAC will retain an approximately $10.1 million non-investment grade equity certificate which will entitle OAC to the available excess cashflow, and OFB will continue to service the mortgage loans.

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

NET INTEREST INCOME. Net interest income before provision for loan losses increased by $4.2 million to $9.7 million in the third quarter of 1998 versus the same period a year ago. This increase was largely due to an $11.3 million increase in interest income from securities available for sale and a $3.9 million increase in interest income from residential loans, which were partially offset by a $2.0 million decrease in interest income from repurchase agreements and interest earning deposits and a $10.6 million increase in interest expense. These increases in interest income and interest expense versus the same period a year ago were largely the result of OAC being newly formed, only partially invested and not levered in the third quarter of 1997. Net interest income before provision for loan losses increased $18.3 million to $26.2 million for the nine months ended September 30, 1998, versus the same period a year ago.

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

                                                                        For the three months ended September 30,
                                                    -------------------------------------------------------------------------
                                                                   1998                                   1997
(Dollars in Thousands)                              -----------------------------------    ----------------------------------
                                                     Average                Annualized     Average                Annualized
                                                     Balance    Interest    Yield/Rates    Balance     Interest   Yield/Rates
                                                    --------    --------    -----------    -------     --------   -----------
Interest-earning assets:
   Repurchase agreements and
     interest-bearing deposits ..................   $ 54,861    $    714        5.16%      $193,385    $  2,754       5.70%
   Securities available for sale ................    412,265      13,807       13.29         65,699       2,492      15.17
   Commercial and multifamily loan portfolio, net     50,323       1,512       11.92             --          --      --
   Residential loan portfolio, net .............     181,545       3,863        8.44            294           6       7.58
   Discount loans, net .........................       8,527         393       18.29         11,480         260       9.08
                                                    -----------------------------------    ----------------------------------
        Total interest-earning assets ...........    707,521      20,289       11.38        270,858       5,512       8.14
                                                    -----------------------------------    ----------------------------------
Interest-bearing liabilities:
   Securities sold under agreements to repurchase    163,253       3,082        7.49             --          --         --
   Obligations outstanding under lines of credit     189,414       3,828        8.02             --          --         --
   11.5% Notes due 2005 .........................    128,255       3,687       11.50             --          --         --
                                                    -----------------------------------    ----------------------------------
        Total interest-bearing liabilities ......    480,922      10,597        8.74             --          --         --
                                                    -----------------------------------    ----------------------------------
Net interest income/spread (1) ..................                  9,692        2.64%                     5,512       8.14%
Net interest margin (2) .........................                               5.43%                                 8.14%

                                                         For the nine months ended           For the period May 14, 1997 to
(Dollars in Thousands)                                      September 30, 1998                     September 30, 1997
                                                    -----------------------------------    ----------------------------------
                                                     Average                Annualized     Average                Annualized
                                                     Balance    Interest    Yield/Rates    Balance     Interest   Yield/Rates
                                                    --------    --------    -----------    -------     --------   -----------
Interest-earning assets:
   Repurchase agreements and interest-bearing
    deposits.....................................   $ 26,375    $  1,010        5.12%      $203,527    $  4,151       5.58%
   Securities available for trading .............     28,702         107        0.50             --          --         --
   Securities available for sale ................    285,298      29,990       14.05         61,525       3,497      15.55
   Commercial and multifamily loan portfolio, net     38,815       3,786       13.04             --          --         --
   Residential loan portfolio, net ..............    108,017       6,476        8.02            201           6       7.58
   Discount loans, net ..........................     14,845       1,719       15.48          9,632         341       9.68
                                                    -----------------------------------    ----------------------------------
        Total interest-earning assets ...........    502,052      43,088       11.47        274,885       7,995       7.96
                                                    -----------------------------------    ----------------------------------
Interest-bearing liabilities:
   Securities sold under agreements to repurchase    126,071       7,049        7.48             --          --         --
   Obligations outstanding under lines of credit     108,514       6,102        7.52             --          --         --
   11.5% Notes due 2005 .........................     42,752       3,687       11.50             --          --         --
                                                    -----------------------------------    ----------------------------------
        Total interest-bearing liabilities ......    277,337      16,838        8.12             --          --         --
                                                    -----------------------------------    ----------------------------------
Net interest income/spread (1) ..................                 26,250        3.35%                     7,995       7.96%
Net interest margin (2) .........................                               6.99%                                 7.96%

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

OTHER EXPENSES. Other expenses increased $2.0 million to $3.2 million for the three months ended September 30, 1998, versus the same period a year ago. This increase was largely due to a $0.9 million increase in management fees and a $0.8 million increase in other expenses (which consisted generally of servicing, legal, and accounting expenses). These increases in other expenses versus the same period a year ago are largely the result of OAC becoming fully invested and leveraging its assets in 1998. Other expenses increased $4.9 million to $6.6 million for the nine months ended September 30, 1998, versus the same period a year ago. The management fees payable by OAC to OCC totaled $1.6 million for the quarter ended September 30, 1998 and $4.1 million for nine months ended September 30, 1998. OCC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. See Note 2 to the Interim Consolidated Financial Statements included in Item 1 above. In addition, OAC reimbursed OCC for due diligence expenses of $568,000 and $936,000 in connection with its asset acquisitions during the three and nine months ended September 30, 1998 (which amounts are likely to be substantially reduced or eliminated to the extent OAC does not review or acquire assets in the future).

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

NET INCOME/LOSS AND OTHER COMPREHENSIVE INCOME/LOSS. The Company's net loss before extraordinary item amounted to $8.3 million and $12.1 million during the three and nine months ended September 30, 1998, respectively, as compared to a comprehensive loss before extraordinary item during the same periods of $22.4 million and $19.9 million, respectively. The comprehensive loss exceeded the Company's net loss during the three and nine months ended September 30, 1998 primarily because of $13.8 million and $6.4 million of unrealized losses on securities which were not included in the Company's net loss during the respective periods, and to a lesser extent $917,000 and $2.0 million of foreign currency translation losses which were not included in the Company's net loss during the respective periods. For further information, see Note 5 to the Interim Consolidated Financial Statements included in Item 1 above.

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

At October 31, 1998, the market value and book value of OAC's securities available for sale was approximately $362.1 million and $397.2, which consisted of the following:

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

                                                       18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

                                                                   Yield to Maturity       Yield to Maturity
Issuer                                        Issue                  at purchase        at September 30, 1998(1)
------------------------------------------------------------   -------------------------------------------------
        Pan American Bank, FSB                Series 1997-1             22.76                     26.97
        Access Financial                      Series 1996-1             18.00                     35.11
        Access Financial                      Series 1996-2             18.00                     22.87
        Access Financial                      Series 1996-3             18.00                     20.15
        Access Financial                      Series 1996-4             18.00                     17.44
        Access Financial                      Series 1997-1             18.00                     15.08
        Access Financial                      Series 1997-2             18.00                      9.67
        Access Financial                      Series 1997-3             18.00                     15.32
        Access Financial                      Series 1994-2             18.00                     20.06
        Access Financial                      Series 1995-1             18.00                     22.04
        Access Financial                      Series 1995-2             18.00                     31.91
        City Mortgage Receivables             1 PLC                     18.00                     27.80
        City Mortgage Receivables             2 PLC                     18.00                     16.60
        City Mortgage Receivables             3 PLC                     18.00                     12.80
        City Mortgage Receivables             4 PLC                     18.00                     11.90
        City Mortgage Receivables             6 PLC                     18.00                     15.70
        Merrill Lynch & Co. Inc.              Series 1998-FF1           18.57                      9.95
        Lehman ABS Corp.                      Series 1998-2             18.55                     17.59
     B-rated residential subordinates:
        Solomon Brothers, Inc.                Series 1997-HUD1          16.87                     18.82
     Unrated Subordinates:
        GE Capital Mtg. Services, Inc.        Series 1994-12.           19.37                     20.50
        Union Bank of Switzerland             Series 1998-R1            13.75                      8.58
        Salomon Brothers, Inc.                Series 1997-HUD1          22.86                     24.75

Multi-family and Commercial:
     BB-rated subordinates:
        Credit Suisse First Boston            Series 1995-AEW 1          7.93                      7.75
        DLJ Securities Corporation            Series 1993-MF17          12.29                     12.29
        Bankers Trust                         Series 1997-S1             8.36                      8.36
     B-rated subordinates:
        Credit Suisse First Boston            Series 1995-AEW 1          9.75                      9.65
        DLJ Securities Corporation            Series 1993-MF17          11.39                     14.93
        Midland Realty Acceptance Corp.       Series 1996-C2            12.10                     12.14
        Nomura Asset Securities Corp.         Series 1996-MD V           9.99                      9.78
     Unrated Subordinates:
        Credit Suisse First Boston            Series 1995-AEW 1         13.92                     13.75
        DLJ Securities Corporation            Series 1993-MF17         (29.82)                    29.25
        Bankers Trust                         Series 1997-S1            21.19                     27.19
        Merrill Lynch & Co. Inc.              Series 1993-M1            13.65                      6.85
     AAA-Rated IOs:
        DLJ Securities Corporation            Series 1993-MF17          16.69                     (3.67)
     A-Rated IOs:
        DLJ Securities Corporation            Series 1993-MF17          14.46                     (8.84)
     Unrated IOs (2):
        Midland Realty Acceptance Corp.       Series 1996-C2            12.82                     16.25
     Unrated POs (2):
        Midland Realty Acceptance Corp.       Series 1996 C2            12.31                     14.32

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

                                                                               Original     Anticipated              Anticipated
                                                                              Anticipated   Unleveraged               Weighted
                                                                              Unleveraged     Yield to                 Average
                                       Amortized        Fair      Percent      Yield to      Maturity at              Remaining
Rating/Description                        Cost          Value      Owned       Maturity      9/30/98        Coupon      Life
------------------                     ---------        -----     -------     -----------   ------------    ------    ----------
                                            (In Thousands)
Single-family Residential:
  Unrated residuals................    $254,652        $245,181      100%         17.90%        13.48%       0.00%       2.57(3)
  B-rated subordinates.............       5,143           5,143      100          16.87         18.82        7.75        7.11
  Unrated subordinates.............      15,205          15,600       41          15.16         11.19        7.03        6.27
                                       --------        --------
                                        275,000         265,924
                                       --------        --------
Multi-family and
Commercial:
  BB-rated subordinates............      66,070          66,567       68           8.67          8.62        7.86        4.38

  B-rated subordinates.............      33,460          32,308       80          10.42         10.65        8.39       10.09
  Unrated subordinates.............      27,984          25,364       89          14.04         15.80        9.97        5.56
  AAA-Rated IOs....................         508             508      100          16.69         (3.67)       0.34        6.11
  A-Rated IOs......................         265             265      100          14.46         (8.84)       0.65        2.22
  Unrated IOs (1)..................       4,811           3,951      100          12.82         16.25        7.23       11.18
  Unrated principal only ("POs")(1)       1,117             608      100          12.31         14.32        0.00       11.21
                                       --------        --------
                                        134,215         129,571
                                       --------        --------

        Total......................    $409,215        $395,495
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

The following table sets forth the property types of the Company's commercial mortgage-backed securities at September 30, 1998.

                                                     Percentage
                         Property type                Invested
                  -----------------------------       --------
                  Multi-family.................          27.4%
                  Retail.......................          25.7
                  Hotel........................          20.6
                  Office.......................          16.5
                  Industrial...................           5.3
                  Mixed use....................           2.8
                  Other........................           1.7
                                                      -------
                  Total........................         100.0%

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

                                                 July 31, 1998              August 31, 1998          September 30, 1998
                                              -----------------------------------------------------------------------------
                                                          Unrealized                  Unrealized                 Unrealized
                                              Value       Loss(Gain)      Value       Loss(Gain)      Value      Loss(Gain)
                                              -----       ----------      -----       ----------      -----      ----------
Single family residential:
   Subordinates...........................  $  20,331      $  8,508      $ 21,413      $   720       $ 20,743      $  (396)
   Residuals..............................    260,197         1,901       253,160       16,026        245,181        9,569
                                            ---------      --------      --------      -------       --------      -------
   Total single family....................    280,528        10,409       274,573       16,746        265,924        9,173
                                            ---------      --------      --------      -------       --------      -------

Commercial:
   AAA-rated interest-only................        584           255           534          299            508           --
   A-rated interest-only..................        296           175           271          198            265           --
   Non-rated interest-only................      5,023          (218)        4,427          381          3,951          859
   Non-rated principal-only...............      1,248          (163)          864          236            608          509
   Subordinates...........................    114,349        (2,643)      131,578       (2,354)       124,239        3,178
                                            ---------      --------      --------      -------       --------      -------
   Total commercial.......................  $ 121,500        (2,594)      137,674       (1,240)       129,571        4,546
                                            ---------      --------      --------      -------       --------      -------

    Total.................................  $ 402,028      $  7,815      $412,247      $15,506       $395,495      $13,719
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

                                            Three Months                     Nine Months
                                               Ended                            Ended
                                         September 30, 1998               September 30, 1998
                                  -----------------------------      ---------------------------
                                   Balance         No. of Loans       Balance       No. of Loans
                                  ---------        ------------      ---------      ------------
                                                        (In Thousands)
Balance at beginning of period.. $   137,462           1,392        $     6,465            50
Purchases.......................      70,644             673            210,524         2,041
Sales...........................        (131)             (5)              (131)           (5)
Principal repayments............     (11,864)           (128)           (20,747)         (154)
                                 -----------         -------        -----------       -------
   Net increase in loans........      58,649             540            189,646         1,882
                                 -----------         -------        -----------       -------
Balance at end of period........ $   196,111           1,932        $   196,111         1,932
                                 ===========         =======        ===========       =======

                                                24

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

At September 30, 1998, the Company's discount loans included:

   o a 13.83% interest in two loans, which interest had an aggregate outstanding principal balance of $8.2 million. The collateral for the loans consist of two office buildings located in Manhattan, New York. In September 1998, the maturity date of one of these loans were extended to June 1st, 1999. As of September 30, 1998, these loans were performing in accordance with their terms.

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
                               =======                 =======                  ========

At September 30, 1998, interest payments with respect to these obligations were approximately $0.6 million per month (which assumes that the repurchase agreements which mature within 30 days are renewed at approximately the same rate of interest).

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
                                =======                 =======                  ========

At October 31, 1998, interest payments with respect to these obligations were approximately $0.56 million per month (which assumes that the repurchase agreements which mature within 30 days are renewed at approximately the same rate of interest).

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

   o the U.S. dollar equivalent of $24.2 million pursuant to a three year agreement which matures in June 2001, which is denominated in Pounds Sterling with respect to which the monthly interest payments were $0.20 million and collateralized by certain U.K. mortgage loan residual securities; and

   o $136.0 million pursuant to an agreement which matures in April 1999, and on which monthly interest payments were $0.67 million. The obligation was collateralized by single family residential mortgages but was repaid on November 13, 1998, in conjunction with the securitization of 1,808 first and second single family residential mortgage loans (as discussed above).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

At October 31, 1998, the outstanding balances with respect to these borrowings were $34.5 million, $22.3 million, and $136.0 million and the monthly interest payments with respect to these borrowings were approximately $0.17 million, $0.20 million, and $0.67 million.

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

DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS. Derivative and foreign exchange transactions involve credit and market risk. Because of changing market environments, the monitoring and managing of these risks is a continual process. For a further discussion of market risk, see Item 3, "Quantitative and Qualitative Disclosures about Market Risk." The Company believes the true measure of credit risk is the replacement cost of the derivative or foreign exchange contract. This is also referred to as repayment risk or the mark-to-market exposure amount. While notional amount is the most commonly used volume measure in the derivative and foreign exchange markets, it is not a measure of credit or market risk. The notional amount typically does not change hands, but is simply a quantity upon which interest and other payments are calculated. The notional amounts of the Company's derivative and foreign exchange products exceed the possible credit and market loss that could arise from such transactions. For a further discussion of the Company's derivative and foreign exchange instruments, see Note 6 to the Interim Consolidated Financial Statements included in Item 1 above.

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

MINORITY INTEREST. At September 30, 1998, minority interest totaled $28.4 million and represented OCN's ownership through IMI of 1,808,733 units in the Operating Partnership. On May 7, 1998, the Company sold 1,473,733 units in the Operating Partnership to IMI for $24.5 million. On February 17, 1998, the Company sold 175,000 shares of common stock for cash in an aggregate amount of approximately $3.1 million to certain officers and directors of the Company and OCN. In connection with this stock issuance, IMI sold a like number of shares of the Company's common stock to the Company and invested in a like number of units in the Operating Partnership in order to comply with the stock ownership restrictions imposed on REITs under the Code. See Notes 1 and 2 to the Interim Consolidated Financial Statements included in Item 1 above.

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
                                                     =========         ========         =========          ========

CAPITAL RESOURCES AND LIQUIDITY

Liquidity is a  measurement  of the  Company's  ability to meet  potential  cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities and for other general business purposes. Additionally, to maintain its status as a REIT under the Code, the Company must distribute annually at least 95% of its taxable income. The primary sources of funds for liquidity during the first nine months of 1998 consisted of net cash provided by operating activities, reverse repurchase agreements, proceeds from issuance of the Notes, other secured borrowings, maturities and principal payments on loans and securities and proceeds from the sale of Operating Partnership units to IMI.

The Company's operating activities provided cash flows of $43.7 million and $344,000 during the nine months and three months ended September 30, 1998, respectively. The Company's investing activities used cash flows of $711.5 million and $110.2 million during the nine months and three months ended September 30, 1998, respectively. During both of the foregoing periods, cash flows from investing activities were used primarily to purchase securities available for sale, originate or purchase loans, and purchase commercial real estate. The Company's financing activities provided cash flows of $637.5 million and $129.0 million during the nine months and three months ended September 30, 1998, respectively, and primarily consisted of proceeds from lines of credit and repurchase agreements of $474.6 million and proceeds from the issuance of the Notes of $150.0 million.

Fluctuations in interest rates will continue to impact the Company's net interest income to the extent the Company's fixed rate assets are funded by variable rate debt or the Company's variable rate asset reprice on a different schedule or in relation to a different index than its floating rate debt which in turn could impact potential returns to shareholders. At September 30, 1998, the Company had interest rate swap agreements with a notional amount of approximately $200.8 million and a fair value of ($6.3) million, in order to partially limit the adverse effects of rising interest rates on the remaining floating-rate debt. When the Company's swap agreements expire, the Company will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the swaps are replaced or other steps are taken to mitigate this risk. The flexibility in the Company's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying asset. At September 30, 1998, the Company had unencumbered residential loans and securities having a market value totaling approximately $167.6 million ($57.9 million of subordinate and residual mortgage-backed securities, $48.2 million of commercial mortgage-backed securities, and $61.5 million of residential loans). In certain circumstances, including, among other things, increases in interest rates, changes in market spreads, or decreases in credit quality of underlying assets, the Company would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. During the third quarter of 1998, the Company was required to and did fund requests by its lenders for additional collateral calls on outstanding reverse repurchase agreements collateralized by securities available for sale which aggregated $2.3 million in July 1998, $1.4 million in August 1998, and $3.9 million in September 1998, and $13.7 million in October 1998. The Company funded requests for additional margin deposits in connection with its swaps and future positions which aggregated $0.7 million in July 1998, $1.0 million in August 1998, $4.6 million in September 1998, and $3.3 million in October 1998. At October 31, 1998, OAC had unencumbered securities having a market value totaling approximately $67.0 million which comprised of $40.5 million of subordinate and residual mortgage-backed securities and $26.5 million of commercial mortage-backed securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

For additional information with respect to the Company's monthly mark-to-market of its securities available for sale portfolio, see "Changes in Financial Condition - Securities Available for Sale." The Company has significant debt service obligations, as discussed above. At September 30, 1998, the Company had total consolidated indebtedness of $617.6 million, of which all but the $143.0 million of outstanding Notes was secured indebtedness, as well as $21.4 million of other liabilities. This consolidated indebtedness consisted of (i) $143.1 million of repurchase agreements, (ii) lines of credit aggregating $331.6 million which mature in 1999 and 2002 and are secured by real estate, loans and securities and (iii) $143.0 million of outstanding Notes. The monthly interest payments on the Company's total consolidated indebtedness were $4.1 million, $5.2 million and $4.0 million for the months of July, August, and September 1998, respectively. One line of credit which amounted to $136.0 million at September 30, 1998 was repaid on November 13, 1998 (in connection with the securitization of the residential mortgage loans which secured this line of credit, and which resulted in $173.4 million of net proceeds to the Company prior to repayment of this line of credit).

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

In addition to payment and, in the case of the Company's secured indebtedness, collateralization requirements, the Company is subject to various other covenants in the agreements evidencing its indebtedness, including the maintenance of specified amounts of equity. At September 30, 1998, the Company was in compliance with all obligations under the agreements evidencing its indebtedness with respect to the Company's equity and the Operating Partnership's equity, as defined in the applicable agreement. As of October 31, 1998, the Company exceeded the highest applicable requirement by in excess of $19.7 million. There can be no assurance that additional operating losses will not result in the Company's violation of its financial covenants in the future. In the event of a default in such covenants, the lender generally would be able to accelerate repayment of the subject indebtedness and pursue other available remedies, which could result in defaults on other indebtedness of the Company, unless the applicable lender or lenders allowed the Company to remain in violation of the agreements. Were a default to be declared, the Company would not be able to continue to operate without the consent of its lenders. The Company currently is considering various alternatives to enhance its ability to meet its payment and other obligations under its indebtedness and the funding requirements discussed below, including the sale of certain assets and the potential tax and other consequences associated therewith. There can be no assurance that the Company will have sufficient liquidity to meet these obligations on a short-term or long-term basis.

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

Year 2000

As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products in the marketplace were designed to accommodate only two-digit date entries. Beginning in the year 2000, these systems and products will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, computer systems and software used by many companies may need to be upgraded to comply with such Year 2000 requirements.

The Company is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed, purchased and maintained by OCC, as well as OCN and its other subsidiaries, which provide management services to the Company. The Company does not own nor maintain computer equipment or software.

OCN has established a project plan to achieve year 2000 readiness of its mission critical and non-mission critical systems, including hardware infrastructure and software applications. The project plan is divided into six phases: identification, evaluation, remediation, validation, risk assessment and contingency planning. As of September 30, 1998, the systems identification and evaluation phases of the project were completed. OCN expects to have substantially completed the remediation and validation phases of the project by the end of 1998.

As part of the identification and evaluation phases of the project, the Company has documented critical operating functions within each business unit, as well as strategic third-party and vendor relationships. OCN has retained a business continuity expert to prepare contingency plans and assist with the testing and validation of these plans. OCN expects to complete its year 2000 risks assessment and contingency planning efforts during the first quarter of 1999. The cost of OCN's year 2000 project, which is budgeted at $2.0 million, will be borne by OCN. The Company does not expect to incur any costs in connection with achieving year 2000 compliance.

REIT Status

The Company has qualified and intends to continue to qualify a REIT under Sections 856 through 860 of the Code. Qualification for treatment as a REIT requires the Company to meet certain criteria, including certain requirements regarding the nature of its ownership, assets, income and distributions of taxable income. A REIT will generally not be subject to federal income taxation on that portion of its income that is distributed to its shareholders if it distributes at least 95 percent of its taxable income and meets certain other income and asset tests. The Company has until the filing of its tax return to satisfy the distribution requirement. Since the Company plans to distribute 100% of its taxable income, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying Interim Consolidated
Financial Statements. As taxable income is finalized and the tax return is filed, and additional distribution may be required which may be significant. The Company may be subject to tax at normal corporate rates on net income or capital gains not distributed.

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

The Company utilizes a variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. These techniques include interest rate exchange agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate exchange agreements are utilized by the Company to protect against the increase in borrowing cost from floating rate debt or a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. At September 30, 1998, the Company had entered into interest rate exchange agreements with an aggregate notional amount of $200.8 million. See
Note 6 to the Interim Consolidated Financial Statements included in Item 1 above.

The Company currently has a foreign currency swap with a counterparty to hedge currency exposure in connection with its investment in residual interests originated in the U.K. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows will be adversely affected by changes in exchange rates. Under the terms of the agreement, the Company will settle in U.S. dollars on January 29, 1999 on the difference between the exchange rate on the effective date of the contract and the exchange rate on January 29, 1999, on a notional amount of 14.7 million British Pounds Sterling. See Note 6 to the Interim Consolidated Financial Statements included in Item 1 hereof.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

                                                                              September 30, 1998
                                                   --------------------------------------------------------------------------
                                                                                  More than 1
                                                     Within         4 to 12         Year to         3 Years
                                                    3 Months         Months         3 Years         and Over         Total
                                                   ----------      ----------      ----------      ----------      ----------
                                                                                 (In Thousands)
Rate-Sensitive Assets:
   Interest-earning cash and repurchase
     agreements................................  $     15,194    $         --    $         --    $         --      $   15,194
   Securities available for sale...............        15,116          44,512          99,345         236,522         395,495
   Loan portfolio, net (1).....................        23,316          63,418          98,910          66,968         252,612
   Discount loan portfolio, net (1)............         1,201           1,770           5,618              --           8,589
                                                   ----------      ----------      ----------      ----------      ----------
     Total rate-sensitive assets...............        54,827         109,700         203,873         303,490         671,890
                                                   ----------      ----------      ----------      ----------      ----------
Rate-Sensitive Liabilities:
   Securities sold under agreements
     to repurchase.............................       143,059              --              --              --         143,059
   Obligations outstanding under lines of
       credit..................................       331,581              --              --              --         331,581
   Notes, debentures and other interest-
       bearing obligations.....................            --              --              --         143,000         143,000
                                                 ------------    ------------    ------------      ----------      ----------
     Total rate-sensitive liabilities..........       474,640              --              --         143,000         617,640
   Interest rate sensitivity gap before
     off-balance sheet financial instruments...      (419,813)        109,700         203,873         160,490          54,250
Off-Balance Sheet Financial Instruments:
   Futures contracts and interest rate swaps...       200,780              --         (92,000)       (108,780)             --
                                                 ------------    ------------    -------------   -------------     ----------
Interest rate sensitivity gap..................      (219,033)        109,700         111,873          51,710      $   54,250
                                                 -------------   ------------    ------------    ------------      ==========
Cumulative interest rate sensitivity gap.......  $   (219,033)   $   (109,333)   $      2,540    $     54,250
                                                 ============    ============    ============    ============
Cumulative interest rate sensitivity gap as a
   percentage of total rate-sensitive assets ..        (32.60%)        (16.27%)          0.38%           8.07%

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




Date: November 20, 1998