Form 10-Q/A
period 1998-09-30
OCWEN ASSET INVESTMENT CORP
filed 1998-12-17
CIK 1033643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 2)


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


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements........................    3

         Consolidated Statements of Financial Condition...................    3

         Consolidated Statements of Operations............................    4

         Consolidated Statements of Changes in Shareholders' Equity.......    5

         Consolidated Statements of Cash Flows............................    6

         Notes to Consolidated Financial Statements.......................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   41

PART II - OTHER INFORMATION

Item 2.  Changes in Securities............................................   44

Item 6.  Exhibits and Reports on Form 8-K.................................   44

Signature.................................................................   45

                                      PART I - FINANCIAL INFORMATION
                                       OCWEN ASSET INVESTMENT CORP.

                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           September 30,     December 31,
                                                                                1998             1997
                                                                            (Unaudited)       (Audited)
                                                                           -------------    -------------

ASSETS:
Cash and amounts due from depository institutions ......................   $   3,135,888    $     331,047
Interest earning deposits ..............................................      15,193,815       48,346,076
Securities available for sale, at market value .........................     395,495,423      146,026,907
Commercial and multi-family loan portfolio, net ........................      55,116,284        9,481,436
Residential loan portfolio, net ........................................     197,495,230        6,350,043
Discount loan portfolio, net ...........................................       8,589,370       26,978,888
Investment in real estate, net .........................................     209,851,125       45,430,039
Principal and interest receivable ......................................       5,967,421        2,518,272
Deposits on pending asset acquisitions .................................              --        1,000,000
Other assets ...........................................................      19,553,108        1,540,633
                                                                           -------------    -------------
                   Total assets ........................................   $ 910,397,664    $ 288,003,341
                                                                           =============    =============


LIABILITIES:
    Securities sold under agreements to repurchase .....................   $ 143,058,656    $          --
    Obligation outstanding under line of credit ........................     189,136,665               --
    Obligation outstanding under line of credit - secured by real estate     142,444,500               --
    11.5% Notes due 2005 ...............................................     143,000,000               --
    Dividends and distributions payable ................................       9,140,443        7,458,750
    Accrued expenses, payables and other liabilities ...................      12,267,243        6,344,783
                                                                           -------------    -------------
                   Total liabilities ...................................     639,047,507       13,803,533
                                                                           -------------    -------------

Minority interest ......................................................      28,369,583        2,941,541
                                                                           -------------    -------------

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 25,000,000 shares authorized;
       0 shares issued and outstanding .................................              --               --
     Common stock, $.01 par value; 200,000,000 shares authorized;
       18,965,000 shares issued and outstanding ........................         189,650          189,650
    Additional paid-in capital .........................................     294,461,433      280,503,838
    Distributions in excess of earnings ................................     (35,982,904)      (2,107,331)
    Accumulated other comprehensive income:
         Net unrealized loss on securities available for sale ..........     (13,719,114)      (7,327,890)
         Accumulative translation adjustments ..........................      (1,968,491)              --
                                                                           -------------    -------------
         Total other comprehensive income ..............................     (15,687,605)      (7,357,890)
                                                                           -------------    -------------
               Total shareholders' equity ..............................     242,980,574      271,258,267
                                                                           -------------    -------------
                   Total liabilities and shareholders' equity ..........   $ 910,397,664    $ 288,003,341
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


                                                                                        Other Comprehensive Income
                                                                                        --------------------------
                                                                                        Net unrealized
                                                                                          loss on
                                        Common stock                      Distributions  securities     Cumulative
                                   ----------------------   Additional     in excess      available     translation
                                     Shares      Amount   Paid-in-capital  of earnings    for sale      adjustment       Total
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


The swaps are used to hedge current LIBOR rate debt incurred to fund the Company's acquisitions of real estate and subordinate and residual securities. None of the Company's swaps are held for trading purposes. As of September 30, 1998 the Company held swaps with a notional amount of approximately $200.8 million. The fair value of the swaps are not recognized in the Consolidated Financial Statements.

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

================================================================================


To qualify for hedge accounting the derivative must meet two criteria:

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
                  =========                                                       =========


The Company has a foreign currency swap contract to hedge currency exposure in connection with its investment in residual interests backed by residential mortgage loans originated in the United Kingdom ("U.K."), currently held by OAIC-UK, a wholly owned subsidiary of the Company. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows will be adversely affected by changes in exchange rates. Under the terms of the agreement, the Company will settle in U.S. dollars on January 29, 1999, on the difference between the exchange rate on the effective date of the contract and the exchange rate on January 29, 1999, on a notional amount of 14.7 million British Pounds Sterling. At September 30, 1998, the fair value of the foreign currency contract was ($1.4) million. Gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, together with related hedged item, are reported in Shareholders' Equity.

The Company also enters into U.S. Treasury interest rate futures contracts as part of its overall interest rate risk management activity. Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. U.S. Treasury futures have been sold by the Company to hedge the risk of a reduction in the market value of fixed-rate mortgage loans and certain fixed-rate mortgage-backed and related securities available for sale in a rising interest rate environment. Gains and losses on the futures contracts are recorded in the Consolidated Statement of Financial Condition offsetting the item being hedged.


Terms and other information on interest rate futures contracts sold short were as follows at the dates indicated:


                                Maturity      Notional Principal     Fair Value
                                --------      ------------------     ----------
                                            (Dollars in Thousands)
SEPTEMBER 30, 1998:
U.S. Treasury futures......     Dec. 1998          $ 13,400            $  345

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


NOTE 9            COMMITMENTS


As of November 16, 1998, OAC had no outstanding commitments to acquire assets. All other previously announced commitments or negotiations have been closed, discontinued, or failed to close. The unfunded balances on the commercial and multi-family loan portfolio amounted to $65.3 million as of October 31, 1998 and are expected to be funded through working capital and/or a $200.0 million line of credit secured by certain of the Company's investments in real estate and commercial and multi-family loans.

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

CHANGES IN FINANCIAL CONDITION


GENERAL. From December 31, 1997 to September 30, 1998, total assets increased $622.4 million or 216.1% to $910.4 million. This increase was primarily due to a $45.6 million increase in the commercial and multi-family loan portfolio, a $191.1 million increase in the residential loan portfolio, a $164.4 million increase in investments in real estate and a $249.5 million increase in securities available for sale, which were offset in part by a $18.4 million decrease in the discount loan portfolio. Total liabilities increased $625.2 million during the period, primarily as a result of $143.1 million increase in securities sold under agreements to repurchase, $189.1 million of obligations outstanding under lines of credit, $142.4 million of obligations outstanding under lines of credit secured by real estate and a $143.0 million obligation with respect to the Notes.


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


The following table describes the composition of the securities available for sale at the dates indicated:

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


The following tables detail the Company's securities available for sale portfolio at September 30, 1998:


RESIDUALS                                                           ($ THOUSANDS)
                                                                      COLLATERAL      CREDIT
                                                     RATING           BALANCE AT:   ENHANCEMENT PRODUCT TYPE AT:
DEAL NAME          SECURITY  ISSUE DATE  RATING     AGENCIES      ISSUANCE  9/30/98   9/30/98   9/30/98
                   --------  ----------  ------     --------      --------  -------   -------   -------

SASCO 1998-2(1)       X         Jan-98    UR      S&P, Fitch     600,052  524,294    1.01% OC  24% Fixed, 69% 2/28 ARM
SASCO 1998-3(1)       X         Mar-98    UR      S&P, Fitch     769,671  695,254    1.90% OC  9% Fixed, 74% 2/28 ARM
MLMI 1998-FF1(2)      X         Jun-98    UR      S&P, Fitch     198,155  190,695    1.03% OC  18% 1/29 ARM, 78% 2/28 ARM
PANAM 1997-1(3)       X         Dec-97    UR     S&P, Moody's    113,544  101,346    3.21% OC  33% 6mo ARM, 61% 2/28 ARM
                 Prepay Pen.
LHELT 1998-2(4)       X         Jun-98    UR    Moody's, Fitch   209,225  198,060    1.59% OC  40% Fixed, 37% 2/28 ARM
EQUICON 1994-2(5) B Fix, B-2    Oct-94    UR    S&P, Moody's,     78,846   30,481    8.42% OC  100% Fixed
                                                   Fitch
                 QS Fix, QS-2             UR
                  B Var, B-2              UR                      32,306    8,084   15.34% OC  100% 6mo ARM
EQUICON 1995-1(5) B Fix, B-2    May-95    UR    S&P, Moody's,     70,024   24,208   16.34% OC  100% Fixed
                                                   Fitch
                  B Var, B-2              UR                      70,519    9,589   24.88% OC  100% 6mo ARM
EQUICON 1995-2(5) B Fix, B-2    Oct-95    UR     S&P, Moody's     79,288   33,731   11.90% OC  100% Fixed
                  B Var, B-2              UR                      39,667   11,037   16.20% OC  100% 6mo ARM
ACCESS 1996-1(6)  B Fix, B-2    Feb-96    UR     S&P, Moody's    120,015   55,023    9.04% OC  100% Fixed
                  B Var, B-2              UR                      55,362   16,760   10.42% OC  100% 6mo ARM
ACCESS 1996-2(6)   B-I, B-1     May-96    UR     S&P, Moody's    142,259   69,355   10.48% OC  100% Fixed
                 BI-S, BI-S-1             UR
                  B-II, B-1               UR                      68,345   20,646   12.98% OC  96% 6mo ARM
                    BII-S,                UR
                   BII-S-1
ACCESS 1996-3(6)   B-I, B-1     Aug-96    UR     S&P, Moody's    107,712   52,972    8.54% OC  100% Fixed
                 BI-S, BI-S-1             UR
                  B-II, B-1               UR                      99,885   31,453   13.86% OC  99% 6mo ARM
                    BII-S,                UR
                   BII-S-1
ACCESS 1996-4(6)    B, B-1      Nov-96    UR     S&P, Moody's    239,778  103,063   10.90% OC  48% Fixed, 19% 6mo ARM, 33% 2/28 ARM
                  B-S, B-S-1              UR
ACCESS 1997-1(6)    B, B-1      Feb-97    UR     S&P, Moody's    276,442  147,923   11.25% OC  55% Fixed, 40% 2/28 ARM
                  B-S, B-S-1              UR
ACCESS 1997-2(6)    B, B-1      May-97    UR     S&P, Moody's    185,197  109,074    7.10% OC  49% Fixed, 25% 6mo ARM, 26% 2/28 ARM
                  B-S, B-S-1              UR
ACCESS 1997-3(6)    B, B-1      Oct-97    UR     S&P, Moody's    199,884  137,081    4.50% OC  43% Fixed, 23% 6mo ARM, 34% 2/28 ARM
                  B-S, B-S-1              UR

SUBORDINATES

SBMS 1997-HUD1(7)     B5        Apr-97  B2, n.a. Moody's, DCR      9,785    9,525    5.06%     97% Fixed, 3.9% ARM
                      B6        Apr-97    UR                      16,998   13,015     n.a.
ORMBS 1998-R1(8)      B4        Mar-98    UR     Moody's, DCR    101,774  100,144     n.a.     98% Fixed, 2% ARM
GECMS 1994-12(9)      B4        Mar-94    UR    Moody's, Fitch,    2,069    1,594     n.a.     100% Fixed
                                                    S&P

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


                                                                                                              ($ THOUSANDS)
RESIDUALS:                                WEIGHTED      WEIGHTED                                 ACTUAL           ACTUAL
                                          AVERAGE       AVERAGE             ACTUAL            LIFE TO DATE     LIFE TO DATE
                                         COUPON AT:     LTV AT:         DELINQUENCY AT:          CPR AT:        LOSSES AT:
DEAL NAME                 SECURITY        9/30/98       9/30/98             9/30/98              9/30/98         9/30/98
---------                 --------        -------       -------             -------              -------         -------
SASCO 1998-2                  X            10.17%        74.61%              6.96%               17.70%             0
SASCO 1998-31                 X            9.77%         76.15%              5.21%               17.90%             0
MLMI 1998-FF12                X            9.15%         77.16%              1.95%               10.30%             0
PANAM 1997-13                 X            9.92%         76.02%              5.80%               15.00%             25
                         Prepay Pen.
LHELT 1998-24                 X            10.04%        76.14%              4.66%               15.10%             0
EQUICON 1994-25          B Fix, B-2        9.94%         69.01%              4.82%               31.19%            462
                        QS Fix, QS-2
                         B Var, B-2        11.17%        74.82%             14.09%               44.63%            237
EQUICON 1995-15          B Fix, B-2        12.06%        68.52%              6.56%               27.50%            439
                         B Var, B-2        11.80%        73.74%              5.60%               33.93%            579
EQUICON 1995-25          B Fix, B-2        10.85%        72.20%              7.82%               33.67%            432
                         B Var, B-2        11.81%        73.17%             11.74%               41.63%            329
ACCESS 1996-16           B Fix, B-2        10.86%        72.46%             40.52%               30.22%            926
                         B Var, B-2        11.77%        75.29%              9.14%               39.21%            423
ACCESS 1996-26            B-I, B-1         10.85%        72.90%              8.45%               31.08%            678
                        BI-S, BI-S-1
                          B-11, B-1        11.02%        74.86%             24.60%               50.62%            259
                       BII-S, BII-S-1
ACCESS 1996-36            B-I, B-1         11.38%        74.97%              9.36%               33.85%            361
                        BI-S, BI-S-1
                          B-II, B-1        12.05%        76.86%             13.27%               53.52%            433
                       BII-S, BII-S-1
ACCESS 1996-46             B, B-1          11.83%        75.04%             20.63%               43.88%            490
                         B-S, B-S-1
ACCESS 1997-16             B, B-1          11.44%        76.38%             11.96%               42.02%            883
                         B-S, B-S-1
ACCESS 1997-26             B, B-1          11.31%        75.17%             13.82%               42.06%            173
                         B-S, B-S-1
ACCESS 1997-36             B, B-1          11.13%        75.85%             32.95%               37.87%             70
                         B-S, B-S-1

SUBORDINATES:

SBMS 1997-HUD17              B5            9.77%        113.59%              8.62%               12.91%           3,665
                             B6
ORMBS 1998-R18               B4            8.92%        113.82%             12.82%                3.55%            679
GECMS 1994-129               B4            6.83%         50.50%              0.27%                6.20%             0

ISSUERS:                                           GLOSSARY OF TERMS:
--------                                           ------------------
(1) Structured Asset Securities Corp.              Deal Name                  Series description
(2) Merrill Lynch Mortgage Investors, Inc.         Security                   Specific  certificate(s)  of the transaction  owned by
                                                                              the Company
(3) Pan American Bank, FSB                         Issue Date                 Date at which the trust issued the certificate
(4) Lehman Home Equity Loan Trust Rating           Rating                     Rating, if any, of the  certificate(s)
(5) Equicon Mortgage Loan Trust                    Rating Agencies            Rating agencies of the transaction
(6) Access Financial Mortgage Loan Trust           Collateral/Class Coupon    Residuals: Collateral Unpaid Principal Balance ("UPB")
                                                                              at the respective date
(7) Salomon Brothers Mortgage Securities                                      Subordinates:   Outstanding   bond   balance   at  the
                                                                              respective date
(8) Ocwen Residential Mortgage-Backed Securities   Weighted Average Coupon    Weighted  average  interest  rate  of  the  underlying
                                                                              collateral at the respective date
(9) GE Capital Mortgage Services, Inc.             Weighted Average LTV       Weighted average loan-to-value ratio at the respective
                                                                              date (loan is  represented by the UPB and the value is
                                                                              represented    by   the   last   recorded    appraisal
                                                                              value/Broker's Price Opinion "BPO")
                                                   Actual Delinquency         Total UPB of loans more than 30 days delinquent at the
                                                                              respective  date as a percentage of the collateral UPB
                                                                              at the respective date
                                                   Actual Life-to-Date CPR    Life-to-Date prepayment rate as of the respective date
                                                   Actual Life-to-Date Losses Cumulative   losses   expressed  as  a  percentage  of
                                                                              original collateral UPB at the respective date
                                                   Credit Enhancement         Residuals:   Level  of   over-collateralization  as  a
                                                                              percentage  of the  collateral  UPB at the  respective
                                                                              date
                                                                              Subordinates:  Percentage of securities outstanding at
                                                                              the  respective  date  junior  to the  security  owned
                                                                              intended to cover realized losses
                                                   OC                         Overcollaterization
                                                   CPR                        Conditional Pre-payment Rate


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================



COMMERCIAL MORTGAGE BACKED SECURITIES
                                                                                                      SUBORDINATION
                                                                                                        LEVEL AT:
                                                                                                --------------------
SECURITIZATION                SECURITY    ISSUE DATE     RATING         RATING AGENCIES         ISSUANCE     9/30/98
--------------                --------    ----------     ------         ---------------         --------     -------
NASC 1996 MD-V (1)              B-2        Apr-96          B           S&P, Duff, Fitch           0.00%       0.00%
CSFB 1995-AEW1 (2)               E         Oct-95         BB             S&P, Fitch              13.75%      25.44%
                                F-1                        B                                      4.80%       8.86%
                                G-1                       NR                                      0.00%       0.00%
                                G-2                       NR                                      0.00%       0.00%
MRAC 1996-C2 (3)                 K         Dec-96         B-           Fitch, Moody's             2.50%       2.68%
                                L-1                      NR-PO                                    0.00%       0.00%
                                L-2                      NR-IO                                    0.00%       0.00%
BTC 1997-S1 (4)                E, F        Dec-97        BB/B            S&P, Fitch              19.00%      25.77%
                              Equity                      NR                                      0.00%       0.00%
DLJ 1993-MF17 (5)               B-2        Nov-93         BB            Moody's, Duff             4.59%       5.22%
                                B-3                        B                                      1.28%       1.46%
                                C-1                       NR                                      0.00%       0.00%
                                S-1                     AAA-IO                                   32.18%      36.64%
                                S-2                      A-IO                                    18.02%      20.52%
MLMCI 1993-M1 (6)                B         Sep-93         NR            Moody's, S&P              2.00%       6.19%

COMMERCIAL MORTGAGE BACKED SECURITIES:

                                 Weighted   Weighted              Actual       Actual
                                  Average   Average     Actual   Annual CPR  Life to Date   Class Size %           Yield to
                                  DSCR at    LTV at  Delinquency  Life to:    Losses at:   of Total as of:       Maturity at:
Securitization         Security  Issuance   Issuance   9/30/98    9/30/98      9/30/98    Issuance  09/30/98   Purchase  09/30/98
--------------         --------  --------   --------   -------    -------      -------    --------- --------   --------  --------
NASC 1996 MD-V(1)        B-2       1.69      62.0%         0.0%      0.0%           $0      4.36%      4.45%    9.90%     9.78%
CSFB 1995-AEW1(2)         E        1.26      71.8%         8.6%     19.0%     $739,362     11.00%     20.31%    7.93%     7.75%
                         F-1                                                                1.80%      3.32%    9.75%     9.65%
                         G-1                                                                4.80%      8.86%   12.84%    12.77%
                         G-2                                                                5.72%     10.11%   14.87%    14.60%
MRAC 1996-C2(3)           K        1.36      69.1%         0.8%      0.8%           $0      1.50%      1.61%   12.10%    12.14%
                         L-1                                                                2.50%      2.68%   12.31%    14.32%
                         L-2                                                                2.50%      2.68%   12.82%    16.25%
BTC 1997-S1(4)           E, F      1.27     106.0%        22.7%     31.44%  $3,006,908     14.50%     19.66%    8.36%     8.36%
                        Equity                                                             19.00%     25.77%   21.19%    27.19%
DLJ 1993-MF17(5)         B-2       1.36      73.7%         0.0%      0.0%           $0      9.41%     10.72%   12.29%    12.29%
                         B-3                                                                3.31%      3.76%   11.39%    14.93%
                         C-1                                                                1.28%      1.46%  -29.82%    29.25%
                         S-1                                                               67.82%     63.36%   16.69%    -3.67%
                         S-2                                                               14.15%     16.12%   14.46%    -8.84%
MLMCI 1993-M1(6)          B        1.51      56.0%        34.8%     80.4%           $0      9.00%     26.90%   13.65%     6.85%

ISSUERS:                                        GLOSSARY OF TERMS:
--------                                        ------------------
(1) Nomura Asset Securities Corporation         DSCR:                 Debt Service Coverage Ratio is calculated as cash flow
                                                                      available for Debt Service divided by Debt service.
(2) CS First Boston Mortgage Securities Corp.   Subordination Level:  Represents the percentage of outstanding bonds whose right to receive payments is subordinated to
                                                                      a particular class.
(3) Midland Realty Acceptance Corp.             Class Size:           Represents the percentage size of a particular class
                                                                      relative to the total outstanding balance of all classes.
(4) BTC Mortgage Investors Trust 1997-S1
(5) DLJ Mortgage Acceptance Corp.
(6) Merrill Lynch Mortgage Capital, Inc.

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


The following table sets forth information regarding the geographic location underlying the Company's securities available for sale portfolio at September 30, 1998, based upon the notional amount of the residual and par amount of the class of subordinate securities held.


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

Subordinate and residual interests in mortgage-related securities provide credit support to the more senior classes of the mortgage-related securities. Principal from the underlying mortgage loans generally is allocated first to the senior classes, with the most senior class having a priority right to the cash flow from the mortgage loans until its payment requirements are satisfied. To the extent that there are defaults and unrecoverable losses on the underlying mortgage loans, resulting in reduced cash flows, the most subordinate security will be the first to bear this loss. Because subordinate and residual interests generally have no credit support, to the extent there are realized losses on the mortgage loans comprising the mortgage collateral for such securities, the Company may not recover the full amount or, indeed, any of its initial investment in such subordinate and residual interests The Company generally owns the most subordinate classes of the securities in which it invests and therefore will be the first to bear any credit losses.

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


The Company marks its securities portfolio to market value at the end of each month based upon broker/dealer marks, subject to an internal review process. For those securities which do not have an available market quotation, the Company requests market values and underlying assumptions from the various broker/dealers that underwrote, are currently financing the securities, or have had prior experience with the type of securities. Because the Company's subordinate and residual securities are not readily marketable, trades can be infrequent (and under some market conditions, non-existent) and most broker/dealers do not have the securities modeled and the market value is typically available from only a small group of broker/dealers, and in most cases only one broker/dealer. When valuations are obtained from two or more broker/dealers, the average dealer mark is be utilized. As of each reporting period, the Company evaluates whether and to what extent any unrealized loss is to be recognized as other them temporary.


During the third quarter of 1998, the Company valued its securities available for sale portfolio and net unrealized losses thereon at the end of each month as follows:


                                                 July 31, 1998              August 31, 1998          September 30, 1998
                                              -----------------------------------------------------------------------------
                                                          Unrealized      Fair        Unrealized      Fair       Unrealized
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


                                                       Loan Amount                  Loan per  Stabilized
                                                       Outstanding      Ratio of      Unit/     Debt/
                                             Loan    At September 30,   Type of      Loan to    Square   Coverage  Coupon
       Loan                Location          Amount       1998           Loan         Cost      Foot      Ratio     Rate     Size
       ----                --------          ------       ----           ----         ----      ----      -----     ----     ----
                                                           (Dollars In Thousands except per square foot data)
Multi-family residential:
  Fourth & Harrison...  San Francisco, CA   $ 11,550     $ 3,228      Construction     85%     $ 201       1.22    9.63%  160 units
  241 Church Street...  New York, NY          30,280      13,684      Conversion       88        582       N/A     9.00    52 units
  459 Washington
   Street.............  New York, NY           3,455       2,026      Conversion       61        314       N/A    10.50    11 units

Commercial:
  Doubletree Hotel....  Lowell, MA             7,652       7,447      Renovation       85         31       1.90   10.00   249 rooms

Hawthorn Suites Hotel.  Schaumburg, IL         7,629          --      Construction     65         56       1.59    8.75   136 suites
  Wyndham Garden
   Hotel..............  Wilmington, DE        13,300      10,555      Renovation       67         61       2.20    8.65   219 rooms

Landmark III-GTE......  Burlington, MA        33,058      19,281      Renovation       85        114       1.18    9.25   291,077
                                            --------     -------
                                            $106,924     $56,221
                                            ========     =======

------------
(1) Represents the net income of the stabilized property divided by debt service required by the loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


The following table sets forth the activity in the Company's gross commercial and multi-family loan portfolio during the periods indicated:


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


The following table sets forth certain information relating to the payment status of funded loans in the Company's commercial and multi-family loan portfolio at the dates indicated:


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


The following table sets forth the cost of improvements for each investment in real estate during the nine months ended September 30, 1998:


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

INDEBTEDNESS-GENERAL. The Company's investments in real estate, subordinate and residual interests in mortgage-related securities and other assets, such as single-family residential loans, generally depend upon short-term borrowings such as repurchase agreements and warehouse facilities/lines of credit with financial institutions or institutional lenders to finance the Company's acquisition of such assets on a short-term basis in the case of repurchase agreements and on a one to three-year basis in the case of warehouse facilities/lines of credit. There can be no assurance that such financing will continue to be available on terms reasonably satisfactory to the Company. The inability of the Company to arrange additional borrowings such as repurchase agreements and warehouse facilities/lines of credit or to repay, extend or replace existing borrowings when they expire would have a material adverse effect on the Company's business, financial condition and results of operations and on the Company's outstanding securities.

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


The following table reconciles FFO and net income:


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

For the quarter ended September 30, 1998, OAC closed transactions totaling approximately $114.6 million, all of which were funded. This activity brings OAC's total closed transactions since its initial public offering, net of repayment, to $917.1 million as of September 30, 1998. Of this amount, $866.5 million has been funded and the remaining $50.6 million is to be funded over the construction and renovation periods, which range from two to 18 months. In addition, at September 30, 1998, the Company had budgeted $11.9 million of capital expenditures on its investments in real estate in order to improve such properties for reposition in the market, of which $4.8 million is anticipated to be spent in the fourth quarter of 1998 and $7.1 million is anticipated to be spent in 1999.

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

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "COMMITMENT," "CONTINUE," "EXPECT," "FORESEE," "MAY," "PLAN," "WILL," FUTURE OR CONDITIONAL VERB TENSES, SIMILAR TERMS, VARIATIONS ON SUCH TERMS OR NEGATIVES OF SUCH TERMS. ALTHOUGH OAC BELIEVES THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS DUE TO RISKS, UNCERTAINTIES AND CHANGES WITH RESPECT TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, INTERNATIONAL, NATIONAL, REGIONAL OR LOCAL ECONOMIC
ENVIRONMENTS, GOVERNMENT FISCAL AND MONETARY, PREVAILING INTEREST OR CURRENCY EXCHANGE RATES, EFFECTIVENESS OF INTEREST RATE, CURRENCY EXCHANGE RATE AND OTHER HEDGING STRATEGIES, LAWS AND REGULATIONS AFFECTING REAL ESTATE INVESTMENT TRUSTS, INVESTMENT COMPANIES AND REAL ESTATE (INCLUDING CAPITAL REQUIREMENTS, INCOME AND PROPERTY TAXATION, ACCESS FOR DISABLED PERSONS AND ENVIRONMENTAL COMPLIANCE), UNCERTAINTY OF FOREIGN LAWS, COMPETITIVE PRODUCTS, PRICING AND CONDITIONS (INCLUDING FROM COMPETITORS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN OAC), CREDIT, PREPAYMENT, BASIS, DEFAULT, SUBORDINATION AND ASSET/LIABILITY RISKS, LOAN SERVICING EFFECTIVENESS, SATISFACTORY DUE DILIGENCE RESULTS, SATISFACTION OR FULFILLMENT OF AGREED UPON TERMS AND CONDITIONS OF CLOSING OR PERFORMANCE, TIMING OF TRANSACTION CLOSINGS, AVAILABILITY OF AND COSTS
ASSOCIATED WITH OBTAINING ADEQUATE AND TIMELY SOURCES OF LIQUIDITY, DEPENDENCE ON EXISTING SOURCES OF FUNDING, ABILITY TO REPAY OR REFINANCE INDEBTEDNESS (AT MATURITY OR UPON ACCELERATION), TO MEET COLLATERAL CALLS BY LENDERS (UPON RE-VALUATION OF THE UNDERLYING ASSETS OR OTHERWISE), TO GENERATE REVENUES SUFFICIENT TO MEET DEBT SERVICE PAYMENTS AND OTHER OPERATING EXPENSES AND TO SECURITIZE WHOLE LOANS, TAXABLE INCOME EXCEEDING CASH FLOW, SIZE OF, NATURE OF AND YIELDS AVAILABLE WITH RESPECT TO THE SECONDARY MARKET FOR MORTGAGE LOANS AND FINANCIAL, SECURITIES AND SECURITIZATION MARKETS IN GENERAL, ALLOWANCES FOR LOAN LOSSES, GEOGRAPHIC CONCENTRATIONS OF ASSETS (TEMPORARY OR OTHERWISE), TIMELY LEASING OF UNOCCUPIED SQUARE FOOTAGE (GENERALLY AND UPON LEASE EXPIRATION), CHANGES IN REAL ESTATE MARKET CONDITIONS (INCLUDING LIQUIDITY, VALUATION, REVENUES, RENTAL RATES, OCCUPANCY LEVELS AND COMPETING PROPERTIES), ADEQUACY OF INSURANCE COVERAGE IN THE EVENT OF A LOSS, KNOWN OR UNKNOWN ENVIRONMENTAL CONDITIONS, EXTERNAL MANAGEMENT, CONFLICTS OF INTEREST, YEAR 2000 COMPLIANCE, OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS, SECURITIES INVESTMENTS AND RAPID GROWTH COMPANIES, AND OTHER RISKS DETAILED FROM TIME TO TIME IN OAC'S REPORTS AND FILINGS WITH THE SEC, INCLUDING ITS REGISTRATION STATEMENTS ON FORMS S-3, S-4 AND S-11 AND ITS PERIODIC REPORTS ON FORMS 10-Q, 8-K AND 10-K. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS.

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


The Company utilizes a variety of off-balance sheet financing techniques to assist it in the management of interest rate risk. These techniques include interest rate futures and interest rate swaps, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swaps are utilized by the Company to protect against the increase in borrowing cost from floating rate debt or a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. At September 30, 1998, the Company had entered into interest rate swap agreements with an aggregate notional amount of $200.8 million. See Note 6 to the Interim Consolidated Financial Statements included in Item 1 above.

The Company currently has a foreign currency swap with a counterparty to hedge currency exposure in connection with its investment in residual interests originated in the U.K. Currently held by Ocwen U.K., a wholly-owned subsidiary of the Company. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows will be adversely affected by changes in exchange rates. Under the terms of the agreement, the Company will settle in U.S. dollars on January 29, 1999, on the difference between the exchange rate on the effective date of the contract and the exchange rate on January 29, 1999, on a notional amount of 14.7 million British Pounds Sterling. See Note 6 to the Interim Consolidated Financial Statements included in Item 1 hereof.


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





Date: December 17, 1998