Form 10-K/A
period 1997-12-31
OCWEN ASSET INVESTMENT CORP
filed 1998-12-21
CIK 1033643

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


   For the transition period from: __________________ to ____________________


                           Commission File No. 1-14043


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

Common Stock, $.01 par value                   New York Stock Exchange
    (Title of each class)            (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: Not applicable.


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

================================================================================

                          OCWEN ASSET INVESTMENT CORP.
                          1997 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                            PAGE
                                     PART I
Item 1.  Business...........................................................   4
           General..........................................................   4
           Initial Stock Offering...........................................   4
           The Manager......................................................   5
           Investment Activities............................................   6
           Commercial Real Estate Activities................................  18
           Discount Loan Acquisition and Resolution Activities..............  22
           Lending Activities ..............................................  24
           Federal Taxation.................................................  25


Item 2.  Properties.........................................................  32

Item 3.  Legal Proceedings..................................................  32

Item 4.  Submission of Matters to a Vote of Security Holders................  32

                                     PART II

Item 5.  Market for the Registrant's Common Equity and
          Related Shareholder Matters.......................................  33

Item 6.  Selected Consolidated Financial Data...............................  33

Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................  33


Item 7a. Quantitative and Qualitative Disclosures About Market Risk.........  33


Item 8.  Financial Statements...............................................  34

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................  34

                                    PART III

Item 10.  Directors and Executive Officers of Registrant....................  34

Item 11.  Executive Compensation............................................  34

Item 12.  Security Ownership of Certain Beneficial Owners and Management....  34

Item 13.  Certain Relationships and Related Transactions....................  34

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K..............................................  35

          Signatures........................................................  37

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


         The Company seeks to enhance the value of its common stock by pursuing advantageous investments that capitalize on inefficiencies in the real estate and mortgage markets. Pursuant to that strategy, the Company has invested in several categories of real estate and real estate related assets. Such investments consist primarily of: (i) subordinate interests in commercial and residential mortgage-backed securities; and (ii) distressed commercial and multi-family real property, including properties acquired by a mortgage lender at foreclosure (or deed in lieu of foreclosure). The Company believes that these investment activities complement each other from both a cash flow and a tax planning perspective in the early years after an acquisition real property tends to generate more cash flow than taxable income as a result of depreciation deductions while subordinate and residual securities during the same period tend to generate more taxable income than cash flow. The relationship between taxable income and cash flow will, with respect to each type of investment, generally reverse in later years.


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



         The following table sets forth the composition of the Company's principal assets at December 31, 1997.

                                                       December 31, 1997
                                              ----------------------------------
                                              Amount           % of Total Assets
                                              ------           -----------------
                                                    (Dollars in Thousands)

Securities available for sale                $146,027                  50.7%
Loan portfolio, net                            15,831                  14.9
Discount loan portfolio, net                   26,979                   9.4
Investment in real estate, net                 45,430                  15.8
                                             --------                  ----
                                             $234,267                  90.8%


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

THE MANAGER


         The Company's business and investment affairs are managed by OCC. The Company has entered into a management agreement with OCC pursuant to which OCC, subject to the supervision of the Company's Board of Directors, formulates operating strategies for the Company, arranges for the acquisition of assets by the Company and arranges for various types of financing for the Company, including repurchase agreements and secured lines of credit. In addition, OCC monitors the performance of the Company's assets and provides certain administrative and managerial services in connection with the operation of the Company. In consideration for performance of these services, OCC receives: (i) a base management fee in an amount equal to 1% per annum, calculated and paid quarterly based upon the average invested assets of the Company for such quarter, which is intended to cover OCC's costs of providing management services to the Company; and (ii) a quarterly incentive fee in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) funds from operations ("FFO") (before the incentive fee) of the Company per share of common stock (based on the weighted average number of shares outstanding) plus (b) gains (or minus losses) from debt restructuring or sales of property per share of common stock (based on the weighted average number of shares outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share at initial offering and the prices per share at any secondary offerings by the Company multiplied by (b) the Ten-Year U.S. Treasury Rate plus five percent per annum multiplied by (B) the weighted average number of shares of common stock outstanding.


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
                                                              ==============

         The   following   tables   set   forth   the   Company's    residential
mortgage-backed securities portfolio as of December 31, 1997:

SUBORDINATES

                                                                            ($ Thousands)
                                                                             Collateral          Credit
                                                           Rating            Balance at:       Enhancements     Product Type at:
Deal Name              Security   Issue Date   Rating      Agencies      Issuance  12/31/97      12/31/97           12/31/97
                       --------   ----------   ------      --------      --------  --------      --------           --------
SBMS 1997-HUD1 (1)        B5        Apr-97    B2, n.a.   Moody's, DCR       9,785     9,666       5.58%        97% Fixed, 3% ARM
SBMS 1997-HUD1 (1)        B6        Apr-97       UR                        16,998    16,706        n.a.
GECMS 1994-12 (2)         B4        Mar-94       UR   Moody's, Fitch, S&P   2,069     1,708        n.a.            100% Fixed


                                      Weighted     Weighted      Actual         Actual       ($ Thousands)       Yield to
                                      Average      Average     Delinquency   Life to Date   Actual Life to       Maturity
                                      Coupon at:   LTV at:         at:         CPR at:      Date Losses at:         at:
Deal Name              Security       12/31/97     12/31/97     12/31/97       12/31/97         12/31/97   Purchase    12/31/97
                       --------       --------     --------     --------     ------------       --------   --------    --------
SBMS 1997-HUD1(1)         B5           9.78%       111.91%        8.98%         8.52%             214        16.27%     16.41%
SBMS 1997-HUD1(1)         B6                                                                                 22.86%     22.95%
GECMS 1994-12(2)          B4           6.84%        53.20%        0.24%         5.00%              0         19.37%     20.81%

ISSUERS:                                   GLOSSARY OF TERMS:
(1) Solomon Brothers Mortgage Securities   Deal Name                  Series description of the transaction
(2) GE Capital Mortgage Services, Inc.     Security                   Specific certificate(s) of the transaction owned by OAIC
                                           Issue Date                 Date at which the trust issued the certificates
                                           Rating                     Rating, if any, of the certificate(s)
                                           Rating Agencies            Rating agencies of the transaction
                                           Class balance              Outstanding bond balance at the respective date
                                           Weighted Average Coupon    Weighted average interest rate of the underlying collateral at the respective date
                                           Weighted Average LTV       Weighted  average loan-to-value ratio at the respective date.
                                                                      Loan is represented by the unpaid principal balance
                                                                      ("UPB") and the value is represented by the last recorded
                                                                      appraisal value/broker's price opinion
                                           Actual Delinquency         Total UPB of loans more than 30 days delinquent at the
                                                                      respective date as a percentage of the collateral UPB at the respective date
                                           Actual Life-to-Date CPR    Life-to-Date prepayment rate as of the respective date
                                           Actual Life-to-Date Losses Cumulative losses expressed as a percentage of original collateral UPB at the respective date
                                           Credit Enhancement         Percentage of securities outstanding at the respective date junior to the security owned intended to cover realized losses

         The following tables set forth the Company's commercial mortgage-backed securities as of December 31, 1997:

                                                                                            Subordination
                                                                                              Level at:
Securitization               Security    Issue Date     Rating         Rating Agencies        Issuance     12/30/97
--------------               --------    ----------     ------         ---------------        --------     --------
MRAC 1996-C2(1)                  K         Dec-96          B            Fitch, Moody's            2.50%       2.56%
MRAC 1996-C2(1)                 L-1                      NR-PO                                    0.00%       0.00%
MRAC 1996-C2(1)                 L-2                      NR-10                                    0.00%       0.00%
BTC 1997-S1(2)                 E, F        Dec-97        BB/B            S&P, Fitch              19.00%      19.89%
BTC 1997-S1(2)                Equity                      NR                                      0.00%       0.00%
DLJ 1993-MF17(3)                B-2        Nov-93         BB            Moody's, Duff             4.59%       5.15%
DLJ 1993-MF17(3)                B-3                        B                                      1.28%       1.44%
DLJ 1993-MF17(3)                C-1                       NR                                      0.00%       0.00%
DLJ 1993-MF17(3)                S-1                     AAA-IO                                   32.18%      36.13%
DLJ 1993-MF17(3)                S-2                      A-IO                                    18.02%      20.24%
MLMCI 1993-M1(4)                 B         Sep-93         NR            Moody's, S&P              2.00%       6.17%


ISSUERS:                                        GLOSSARY OF TERMS:
                                                DSCR:                 Debt Service Coverage Ratio is calculated as cash flow
                                                                      available for Debt Service divided by Debt service.
                                                Subordination Level:  Represents the percentage of outstanding bonds whose right to receive payments is subordinated to
                                                                      a particular class.
(1) Midland Realty Acceptance Corp.             Class Size:           Represents the percentage size of a particular class
                                                                      relative to the total outstanding balance of all classes.
(2) BTC Mortgage Investors Trust 1997-S1
(3) DLJ Mortgage Acceptance Corp.
(4) Merrill Lynch Mortgage Capital, Inc.

COMMERCIAL MORTGAGE BACKED SECURITIES:

                                                         Actual   Actual
                           Weighted Weighted             Annual   Life to
                           Average  Average    Actual    CPR      Date          Class Size%        Yield to
                           DSCR at  LTV at   Delinquency Life to: Losses at:  of Total as of:     Maturity at
Securitization   Security  Issuance Issuance  12/31/97   12/31/97 12/31/97   Issuance 12/31/97 Purchase 12/31/97
--------------   --------  -------- --------  --------   -------- --------   -------- -------- -------- --------
MRAC 1996-C2(1)     K        1.36    69.1%      0.0%      1.0%       $0       1.50%     1.54%    12.10%   12.02%
MRAC 1996-C2(1)    L-1                                                        2.50%     2.56%    12.31%   12.86%
MRAC 1996-C2(1)    L-2                                                        2.50%     2.56%    12.82%   13.67%
BTC 1997-S1(2)     E, F      1.27   106.0%     20.7%     53.15%      $0      14.50%    15.18%     8.36%    8.37%
BTC 1997-S1(2)    Equity                                                     19.00%    19.89%    21.19%   21.19%
DLJ 1993-MF17(3)   B-2       1.36    73.7%      0.0%      0.0%       $0       9.41%    10.57%    12.29%   12.33%
DLJ 1993-MF17(3)   B-3                                                        3.31%     3.71%    11.39%   12.60%
DLJ 1993-MF17(3)   C-1                                                        1.28%     1.44%   -29.82%  -13.80%
DLJ 1993-MF17(3)   S-1                                                       67.82%    63.87%    16.69%   16.85%
DLJ 1993-MF17(3)   S-2                                                       14.15%    15.90%    14.46%   14.46%
MLMCI 1993-M1(4)    B        1.51    56.0%      9.0%      61.9%      $0       9.00%    26.80%    13.65%   12.06%

         The following table sets forth information regarding the geographic location underlying the Company's securities portfolio at December 31, 1997, based upon the notional amount of the residual and par amount of the class of subordinate securities held.


Description                           California        Florida              Texas         Maryland       Illinois        Other (1)
                                      ----------       ----------          ---------       --------       --------        ---------
                                                                         (In Thousands)

  Single-family residential......      $ 127,104       $   21,787          $  54,582       $ 39,842       $ 37,972       $   61,970

  Multi-family and commercial....        162,758           89,638            145,739         10,500          2,214          621,060
                                       ---------       ----------          ---------       --------       --------        ---------

  Total..........................      $ 289,862       $  111,425          $ 200,321       $ 50,342       $ 40,186        $ 683,030
                                       =========       ==========          =========       ========       ========        =========
  Percentage (2).................          21.1%             8.1%              14.6%           3.7%           2.9%            49.6%
                                       =========       ==========          =========       ========       ========        =========

(1)      No other individual state makes up more than 5% of total.
(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

         The following table sets forth the property types of the Company's commercial mortgage-backed securities at December 31, 1997.

                                                        Percentage
                          Property type                  Invested
                  -------------------------------       ----------
                  Multi-family...................          48.8%
                  Retail.........................          21.5
                  Hotel..........................           2.7
                  Office.........................          14.8
                  Industrial.....................           6.9
                  Mixed use......................           3.8
                  Other..........................           1.5
                                                          -----
                  Total..........................         100.0%

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

         The Company marks its securities portfolio to fair value at the end of each month based upon broker/dealer marks, subject to an internal review process. For those securities which do not have an available market quotation, the Company requests market values and underlying assumptions from the various broker/dealers that underwrote, are currently financing the securities, or have had prior experience with the type of securities. Because the Company's subordinate and residual securities are not readily marketable, trades can be infrequent (and under some market conditions, non-existent) and most broker/dealers do not have the securities modeled and the market value is typically available from only a small group of broker/dealers, and in most cases only one broker/dealer. When valuations are obtained from two or more broker/dealers, the average dealer mark will be utilized. As of each reporting period, the Company evaluates whether and to what extent any unrealized loss is to be recognized as other than temporary.

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

         During January and February 1998, the Company recorded charges of $2.5 million against its interest only securities portfolio. The charges resulted from increases in projected prepayment speeds during this period and a resulting shortening of the weighted average lives of certain individual securities in the portfolio. As a result, a determination was ade to write down the recorded investment in those securities where the reduction in fair value was considered to be other than temporary. The Company believes that the current low levels of interest rates, and the inverted shape of the yield curve, are relatively short-term phenomena. To the extent that longer term interest rates increase or the relationship between short-term and long-term rates revert to their historical spreads, the value of the portfolio should recover. To the extent that the current environment persists, or that rates decrease further, additional impairment losses may be recognized.

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


         Additionally, the principal of and interest on the underlying mortgage loans may be allocated among the several classes of a MBS in many ways, and the credit quality of a particular class depends in part on the order and timing of the receipt of cash flow generated from the underlying mortgage loans. Subordinate interests carry significant credit risks. Typically, in a "senior-subordinate" structure, the subordinate interests provide credit protection to the senior classes by absorbing losses from loan defaults or foreclosures before such losses are allocated to senior classes. Moreover, typically, as long as the more senior tranches of securities are outstanding, all prepayments on the mortgage loans generally are paid to those senior tranches, at least until the end of a specified period, which typically is five years or more. In some instances, particularly with respect to subordinate interests in commercial securitizations, the holders of subordinate interests are not entitled to receive scheduled payments of principal until the more senior tranches are paid in full or until the end of a specified period. Because of this structuring of the cash flows from the underlying mortgage loans, subordinate interests in a typical securitization are subject to a substantially greater risk of non-payment than are those more senior tranches. Accordingly, the subordinate interests are assigned lower credit ratings or no ratings at all. Neither the subordinate interests nor the underlying mortgage loans are guaranteed by agencies or instrumentalities of the United States government or by other governmental entities and, accordingly, are subject, among other things, to credit risks.


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


         The Company determines the present value of anticipated cash flows of its mortgage-related securities utilizing valuation assumptions appropriate at the time of each acquisition or securitization transaction. The significant valuation assumptions include the anticipated prepayment speeds and the anticipated credit losses related to the underlying mortgages. In order to determine the present value of this estimated excess cash flow, the Company currently applies a discount rate of 18% to the projected cash flows on the unrated classes of securities. The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. The Company makes assumptions as to the prepayment rates of the underlying loans, which the Company believes are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During 1997, the Company utilized proprietary prepayment curves generated by the Company (reaching an approximate range of annualized rates of 30%-40%). In its estimates of annual loss rates, the Company utilizes assumptions that it believes are reasonable. The Company estimates annual losses of between 0.22% and 2.06% of the underlying loans.


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


         The yield curve is derived by calculating the term structure of interest rates based on the yield to maturity of the most recently-issued U.S. Treasury bills, notes and bonds where the y-axis is yield and the x-axis is maturity. IOs are sensitive to prepayments, which increase as rates (yields) decrease and refinance opportunities increase. Inverse IOs also are sensitive to prepayments but have a coupon that floats inversely to LIBOR. If LIBOR decreases with rates (yields) then the coupon on the Inverse IOs increases and if LIBOR increases with rates (yields) then the coupon will decrease.


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

         At December 31, 1997, the Company's single family residential IO portfolio consisted of the following securities:

                                                                                                  December 31, Weighted
                                                       Purchase   Amortized           Purchase       1997      Average   Market
        Broker             Issue      Class   Type       Date       Cost     Coupon    Yield        Yield      Life (2)  Value
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

CORESTATES              FHLMC 1308     K      I/O      05/21/97       670     8.50%    11.65%        6.63%      1.59       587

DLJ                     FHLMC 1977     IA     I/O      08/05/97       798     7.00%    13.69%       10.06%      2.10       767

COASTAL                 FNMA 97-45     JD     I/O      06/30/97       933     7.00%     7.39%       -6.72%      3.28       396

MORGAN STANLEY          HS 92-EB       B7     I/O      09/23/97     1,090   n/a (1)    16.22%       15.05%      4.85       729

BEAR STEARNS            FHLMC 1933     SO     INV I/O  12/04/97     5,193     2.50%    28.33%       29.11%      2.72     4,185

IBS                     FHLMC 1943     S      INV I/O  09/16/97     2,258     2.80%    28.33%       15.75%      3.20     1,813

PAINE WEBBER            FHLMC 1946     SE     INV I/O  05/20/97     1,078     2.25%    32.47%       23.27%      2.93     1,294

DEUTSCHE                FHLMC 1948     S      INV I/O  12/17/97     2,316     2.37%    28.33%       26.15%      3.74     2,278

IBS                     FHLMC 1967     S      INV I/O  09/09/97     1,595     2.25%    33.12%       19.83%      4.49     1,133

DLJ                     FHLMC 1967     SA     INV I/O  06/30/97     2,409     2.85%    31.63%       19.62%      2.47     2,177

MORGAN STANLEY          FHLMC 1969     SJ     INV I/O  07/30/97       461     4.87%    33.45%      -13.73%      1.74       428

NOMURA                  FHLMC 1979     SA     INV I/O  12/24/97     1,778     2.32%    28.33%       70.32%      1.38     1,682

SALOMON                 FHLMC 1983     SA     INV I/O  08/29/97     5,919     2.65%    34.56%       13.55%      2.27     3,474

COASTAL                 FHLMC 1988     SH     INV I/O  09/30/97       386     0.20%    15.68%        5.88%      4.47       287

GREENWICH               FNMA 96-51     SB     INV I/O  12/11/97     4,985     2.75%    28.33%       21.53%      2.89     4,690

PAINE WEBBER            FNMA 97-19     SK     INV I/O  06/03/97       707     2.28%    32.80%       15.01%      2.96       891

COASTAL                 FNMA 97-43     SC     INV I/O  06/30/97     2,322     2.70%    33.11%       10.40%      1.68     1,632

SALOMON                 FNMA 97-44     SG     INV I/O  09/09/97     3,536     2.75%    34.21%       22.49%      5.34     3,005

SMITH BARNEY            FNMA 97-58     S      INV I/O  08/29/97     2,020     2.75%    30.57%       13.06%      2.94     1,680

SALOMON                 FNMA 97-61     SA     INV I/O  08/29/97       876     2.85%    32.29%       20.34%      2.94       770

NOMURA                  FNMA 97-62     S      INV I/O  09/23/97     1,045     3.35%    22.59%       18.56%      3.67       959

NOMURA                  FNMA 97-65     SH     INV I/O  09/30/97     8,980     2.25%    34.38%       17.40%      3.26     7,306

NOMURA                  FHLMC 1979     SC     TTIB     12/17/97     1,150     0.65%     0.00%       41.37%      1.75     1,073

SALOMON                 FNMA 97-30     SL     TTIB     05/19/97     1,885     1.00%    17.45%      -12.89%      1.55     1,244
                                                               ---------------------------------------------------------------
                                                                   54,390     1.51%    21.18%       11.05%      2.26    44,480

(1) The coupon rate for this instrument is not meaningful because the principal is based on a notional amount.
(2)  Weighted average life is represented in years.

         At February 28, 1998, the Company continued to hold a portfolio of single family residential IOs having an amortized cost of $54.3 million and a market value of $46.4 million on such date. The portfolio had a gross weighted average mortgage coupon of 8.30% at February 28, 1998 and 8.34% at December 31, 1997, as follows:

                                               February 28, 1998                       December 31, 1997
      Gross Weighted Average           --------------------------------        ---------------------------------
          Mortgage Coupon              Amortized Cost       Market Value       Amortized Cost       Market Value
----------------------------------     --------------       ------------       --------------       ------------
                                             (Dollars in Thousands)                  (Dollars in Thousands)
9.00% to 10.25%................          $     578           $     567           $     667           $     587
8.25% to  8.99%................             32,880              26,182              37,156              28,962
7.75% to  8.24%................             13,661              12,623              11,116               9,585
7.25% to  7.74%................              7,166               7,015               5,451               5,346
                                         ---------           ---------           ---------           ---------
                                            54,285              46,387              54,390              44,480

         In addition, the portfolio was comprised of a diverse bond structure as follows:

                                               February 28, 1998                       December 31, 1997
                                       ---------------------------------       ---------------------------------
          Bond Structure               Amortized Cost       Market Value       Amortized Cost       Market Value
-----------------------------------    --------------       ------------       --------------       ------------
                                             (Dollars in Thousands)                  (Dollars in Thousands)
Prorata Strip...................         $  14,180           $  13,177           $  13,081           $  11,768
Planned Amortization Class......             3,005               2,968                 386                 286
Targeted Amortization Class.....            23,153              18,257              28,276              22,373
Scheduled Pay...................               929                 835               1,809               1,166
Sequential Pay..................             9,634               8,498               7,224               6,074
Support.........................             3,384               2,652               3,614               2,813
                                         ---------           ---------           ---------           ---------
                                            54,285              46,387              54,390              44,480


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

         OAIC believes that the assumptions used by it to evaluate the vulnerability of OAIC's operations to changes in interest rates approximate OAIC's and its affiliates actual experiences and considers them reasonable; however, the interest rate sensitivity of the IO portfolio and the estimated effects of changes in interest rates thereon could vary substantially if different assumptions are used or if actual experience differs from the historical experience on which they are based. Accordingly, no assurance can be given that the assumptions used in creating OAIC's model will correspond to actual results, including, in particular, prepayment speeds in any interest rate environment.


         MARKET RISK. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the Company's net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities, by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, the ability of the Company to originate and acquire loans, the value of the Company's mortgage-related securities and other interest-earning assets and its ability to realize gains from the sale of such assets.

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

         The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 1997 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                         Projected Percentage Change In
--------------------------------------------------------------------------------
Change in Interest Rate         Net Interest Income (1)      Net Portfolio Value
================================================================================

      -400 Basis Points                         -43.47%                   -0.19%
      -300 Basis Points                         -36.93                    -2.69
      -200 Basis Points                         -30.39                    -4.88
      -100 Basis Points                         -15.66                    -5.13
     Base Interest Rate                              0                        0
      +100 Basis Points                           9.57                     1.36
      +200 Basis Points                          18.88                    -1.10
      +300 Basis Points                          21.41                    -4.93
      +400 Basis Points                          23.94                    -8.66

(1) Represents the estimated percentage change in net interest income over the next twelve months. For purposes of this calculation, net interest income includes as a deduction interest expense associated with real estate.

         ASSET AND LIABILITY MANAGEMENT. Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match asset and liability balances within maturity categories to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time.

         The Company may utilize off-balance sheet financing techniques to assist it in the management of interest rate risk. These techniques may include interest rate exchange agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. At December 31, 1997, the Company had not utilized off-balance sheet financing techniques.

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

         The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at
December 31, 1997. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company and (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayment. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                               December 31, 1997
                                                  ---------------------------------------------------------------------------
                                                                                  More than 1
                                                     Within         4 to 12         Year to        3 Years
                                                    3 Months         Months         3 Years        and Over          Total
                                                  ------------    ------------    ------------   ------------    ------------
Rate-Sensitive Assets:                                                           (In Thousands)
   Interest-earning cash........................  $     48,346    $         --    $         --   $         --    $     48,346
   Securities available for sale................         6,365          20,347          42,688         76,627         146,027
   Loan portfolio, net (1)......................         1,888           4,925           3,222          5,796          15,831
   Discount loan portfolio, net (1).............         4,192           5,225           7,220         10,342          26,979
                                                  ------------    ------------    ------------   ------------    ------------
     Total rate-sensitive assets................        60,791          30,497          53,130         92,765         237,183
                                                  ------------    ------------    ------------   ------------    ------------

Rate-Sensitive Liabilities:.....................            --              --              --             --              --
                                                  ------------    ------------    ------------   ------------    ------------
     Total rate-sensitive liabilities...........            --              --              --             --              --
Interest rate sensitivity gap...................        60,791          30,497          53,130         92,765    $    237,183
                                                  ------------    ------------    ------------   ------------    ------------
Cumulative interest rate sensitivity gap........  $     60,791    $     91,288    $    144,418   $    237,183
                                                  ============    ============    ============   ============
Cumulative interest rate sensitivity gap as a
   percentage of total rate-sensitive assets....        25.63%          38.49%          60.89%        100.00%

(1)      Balances have not been reduced for non-performing loans.

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


         The Company intends to assign to the Bank, all of its servicing rights and obligations (other than the right to direct foreclosure and related decisions). It is expected that most or all of the servicing compensation will be paid to the Bank, and thus, the Company may benefit from the ability to direct certain of the special servicing activities, as a result of the Bank's expertise in servicing loans, particularly nonperforming and subperforming loans, as discussed under "The Manager" above, but not from receipt of material amounts of servicing fees.

         The Bank has experience in servicing distressed loans, has been approved as a servicer by HUD, FHLMC and FNMA and has been rated in the second highest applicable category, "above average," by Fitch Investors Service, Inc., as a special servicer of commercial mortgage loans. Moreover, Moody's recognizes the Bank as a "highly capable" servicer of single-family residential loans, while Standard & Poors includes the Bank on an approved servicers list.


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


         For a general description of the Bank's approach to resolving troubled loans, see "Discount Loan Acquisition and Resolution Activities - Resolution of Discount Loans."

COMMERCIAL REAL ESTATE ACTIVITIES

         The Company believes that, under appropriate circumstances, the acquisition of commercial and multifamily real estate acquired by a mortgage lender at foreclosure, or by receipt of a deed in lieu of foreclosure, and other underperforming and otherwise distressed commercial and multifamily real estate ("Distressed Real Properties") offers significant opportunities to the Company. Distressed Real Property generally is real estate that, because of insufficient income production or inadequate management, is in foreclosure or impending foreclosure or which suffers significant physical or structural deficiencies. Distressed Real Property generally is not performing to its potential because of any one or a combination of the following: adverse market conditions, over leverage or management neglect. OAIC focuses on the acquisition of Distressed Real Properties that it can reposition or rehabilitate in order to increase the underlying value.

         The Company's $45.4 million net investment in real estate at December 31, 1997 is the result of the acquisition of two office buildings in California and one shopping center in Florida, as follows:

  Date Acquired           Property               Location           Square Feet Property Type     Acquisition Cost
-----------------     -----------------      -----------------      ----------- -------------     ----------------
     09/03/97         10 U.N. Plaza (1)      San Francisco, CA         68,560   Office Bldg.       $    9,095,341
     09/23/97         450 Sansome St.(2)     San Francisco, CA        123,099   Office Bldg.           17,246,713
     11/10/97         Cortez Plaza (3)       Bradenton, FL            289,686   Shopping Ctr.          19,267,073
                                                                                                   --------------
                                                                                                   $   45,609,127
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


         Set forth below is a brief description of each of the investments in real estate at December 31, 1997.

         CORTEZ PLAZA. In November 1997, the Company purchased Cortez Plaza, a 289,686 square foot shopping center located in Bradenton, Florida, a suburb of Tampa Bay. The Company purchased this property, which was built in 1956 and renovated in 1988, for $18.4 million. In a separate transaction, the fee simple title to a large portion of the shopping center that had been subject to a ground lease was purchased simultaneously for $650,000, which resulted in a total investment in this property of $19.1 million. By simultaneously acquiring fee simple title to a ground lease that encumbered a large part of the shopping center's parking lot, the Company believes that it immediately improved the value and marketability of the project. As of December 31, 1997, the shopping center was 97% leased, and national and regional tenants, including Publix, PetSmart, Circuit City and Montgomery Ward, which currently is in bankruptcy, comprised a majority of the complex. Below market leases covering approximately 17% of the center expire during 1998, 1999 and 2000.

         450 SANSOME STREET. In September 1997, the Company acquired a 130,437 square foot, 16- story, Class B office building located at 450 Sansome Street in the financial district of San Francisco, California. The Company purchased this property for $17.2 million. The building was 83% leased as of December 31, 1997. The property was built in 1967 and upgraded in certain respects in 1989 and 1990. The property was acquired from a lender who had taken title through foreclosure. Subsequent to the foreclosure, the property was suboptimally managed by the institutional owner. As a result, average rent per square foot amounted to approximately $18.00 at the date of acquisition. During the next five years, 86% of the leased space in the property expires. The Company plans to invest approximately $6.7 million in this property to renovate the entrance lobby, elevator cabs, bathrooms and hallways, install a sprinkler system, install various upgrades to enhance compliance with the Americans with Disabilities Act of 1990 (the "ADA"), fund deferred maintenance and various tenant improvements and pay leasing commissions. Since acquiring the property, the Company has commenced its repositioning strategy.

         10 UNITED NATIONS PLAZA. In September 1997, the Company acquired a 71,636 square foot, six-story, Class B office building located at 10 United Nations Plaza in the civic center district of San Francisco. The Company purchased this property, which was built in 1982, for $9.1 million. At the date of acquisition, the property was substantially leased and the average rent per square foot was a below market $13.76. The building was 100% leased as of December 31, 1997, and over 93% of total rentable space will become available by August 1998. The property is currently being marketed for lease to tenants with full floor or full building space requirements and the Company is under active negotiation with several companies for rents in the upper $20 per square foot range. The Company plans to invest approximately $3.0 million in this property to fund cosmetic improvements to enhance the lobby and hallways, install ADA upgrades, fund deferred maintenance and tenant improvements and pay leasing commissions.

         The Company maintains comprehensive insurance coverage on its real estate, including coverage against events of a catastrophic nature, such as earthquakes, hurricanes and other natural disasters. There can be no assurance that insurance against such events will continue to be obtainable on terms which are acceptable to the Company or at all. Moreover, changes in building codes and ordinances, environmental considerations and other factors also might make it not feasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by the Company might not be adequate to restore its economic position with respect to the affected distressed real property.

         The Company's current overall strategy, with respect to its properties is to renovate and reposition the facilities and target full floor tenants with five to ten year lease terms. The Company estimates that over the next twelve months, the Company will spend approximately $4.4 million in capital improvements, tenant improvements and leasing commissions to renovate and reposition the above properties. Repositioning is intended to result in rents, upon re-leasing, that are greater than the current rents at the sites.

         The Company intends to acquire Distressed Real Properties solely for its own portfolio. From time to time, however, the Company and a co-investor may submit a joint bid to acquire a pool of Distressed Real Property in order to enhance the prospects of submitting a successful bid. It may be beneficial to submit a bid with a co-investor depending on the size and make-up of a particular portfolio, which are often quite diverse in terms of the asset type, quality, performance and location. If the size is determined to be too large, or if there is a concentration of assets in the pool within a particular geographical location, or of a particular type which the Company deems undesirable, either because of its preference for asset type, quality, location or portfolio concentration issues, it may choose to bid with a co-investor and split the portfolio, keeping the desirable assets for itself. Conversely, another investor may ask that the Company submit a joint bid because of the Company's special expertise in evaluating and managing specific asset types. Any co-investor with the Company must (i) be adequately capitalized and (ii) have significant expertise in the analysis, management or operation of the assets being acquired. If a joint bid is successful, the Company and the co-investor generally would split up the acquired assets in an agreed-upon manner, although in certain instances the Company and the co-investor may continue to have a joint interest in the acquired assets.

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


         The Manager develops projections of net operating income and cash flows taking into account lease rollovers, tenant improvement costs and leasing commissions. The Manager compares its estimates of revenue and expenses to historical operating statements and estimates provided in BPOs, appraisals and general industry and regional statistics. Market capitalization rates and discount rates are then applied to the cash flow projections to estimate values. Market capitalization rates generally are calculated by dividing the stabilized projected net operating income by the total investment and increase as the level of risk in a property increases. Determining the appropriate capitalization rate to apply to a particular property is subjective, but generally is a function of comparing capitalization rates of similar properties that have sold and making adjustments based on various risk factors, including market, tenancy and physical asset factors. These values obtained from these analyses are then compared to available appraisals, BPOs and market sale comparables to determine recommended bid prices for each asset. The bids take into account projected holding periods, capital costs and projected profit expectations. Recommended bid prices are then reviewed with senior management and a decision whether to bid is made. The amount offered by the Company generally will be the price that the Manager estimates is sufficient to generate an acceptable risk-adjusted return on the Company's investment.


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



         The following table sets forth the cost of improvements for each investment in real estate during 1997.


                                                               Actual
                                               Budgeted        Cost of    Carrying Value                Rents due and
                            Initial Cost       Cost of      Improvements   at December    Accumulated     Accrued at       Total
         Property           to Company     Improvements(1)    to Date       31, 1997      Depreciation  end of Period  Rental Income
                            --------------------------------------------------------------------------------------------------------
                                                           (In Thousands)
     450 Sansome St......... $  17,205       $  3,401        $     42      $  17,247       $    90          $     -     $   506
     10 United Nations Plaza.    9,080          3,153              15          9,095            49               12         466
     Cortez Plaza...........    19,244            212              23         19,267            40                -         348
                             ---------       --------        --------      ---------       -------          -------     -------
               Total ......  $  45,529       $  6,766        $     80      $  45,609       $   179          $    12     $ 1,320
                             =========       ========        ========      =========       =======          =======     =======

(1) Projected through December 31, 1998

         The following table sets forth a summary schedule of the total lease expirations for the Company's investments in real estate for leases in place as of December 31, 1997, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                                   Percentage of                 Average Base      Percentage of
                                                     Aggregate     Annualized      Rent per          Aggregate
                    Number of   Square Footage       Portfolio    Base Rent of  Square Foot of       Portfolio
  Year of Lease      Leases       of Expiring      Leased Square    Expiring       Expiring       Annualized Base
  Expiration(1)     Expiring        Leases             Feet         Leases(2)      Leases(3)           Rent
----------------   ----------   --------------    --------------  ------------  --------------    ---------------
      1998              7              23,373           6.07%     $  213,068        $9.12              8.64%
      1999             11              35,686            9.27        338,827         9.49              13.74
      2000              8              28,854            7.50        361,700        12.54              14.67
      2001             12              41,898           10.89        390,955         9.33              15.85
      2002              8              34,232            8.90        165,371         4.83               6.71
      2003              -                   -               -              -            -                  -
      2004              -                   -               -              -            -                  -
      2005              1               8,768            2.28         36,533         4.17               1.48
      2006              3               6,730            1.75         43,053         6.40               1.75
  2007 & beyond         6             205,243           53.34        916,780         4.47              37.16
                       --             -------         -------        -------                          ------
                       56             384,784         100.00%     $2,466,287                          100.00%
                       ==             =======         =======     ==========                          ======

---------
(1)      Lease year runs from January 1 to December 31 for all years.
(2) Annualized base rent is calculated based on the amount of rent scheduled from January 1 of the listed year to the lease expiration.
(3) Average base rent per square foot is calculated using the annualized base rent divided by the square footage.

         The operating costs and the value of real property acquired by the Company may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of future legislation. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Therefore, an environmental liability could have a material adverse effect on the underlying value of a real property, and the revenue therefrom. Although the Company is not aware that any of its real estate has any known material environmental concerns and believes that such real estate is in material compliance with environmental laws and regulations, there can be no assurance that this will continue to be the case in the future.

DISCOUNT LOAN ACQUISITION AND RESOLUTION ACTIVITIES


         The Company believes that under appropriate circumstances the acquisition of nonperforming and underperforming mortgage loans at a discount offers significant opportunities to the Company. Discount loans generally have collateral coverage (which refers to the purchase price of a particular loan relative to the value of the collateral securing the loan) which is sufficiently in excess of the purchase price of the loan, such that successful resolutions can produce total returns which are in excess of an equivalent investment in performing mortgage loans.


         COMPOSITION OF THE DISCOUNT LOAN PORTFOLIO. At December 31, 1997, the Company's net discount loan portfolio amounted to $27.0 million or 9.4% of the Company's total assets. All of the Company's discount loan portfolio is secured by mortgage liens on real estate.


     The following table sets forth the composition of the Company's discount loan portfolio by type of loan at December 31, 1997:


Commercial real estate loans:
  Office.....................................................   $  11,892,814
  Retail.....................................................      30,635,968
                                                                -------------
    Total discount loans.....................................      42,528,782
    Discount.................................................     (15,549,894)
Allowance for loan losses....................................              --
                                                                -------------
Discount loans, net..........................................   $  26,978,888
                                                                =============

(1) Discount generally represents the difference between the purchase price of discounted loans and their aggregate book value at the date of acquisition which has not been accreted into income in accordance with generally accepted accounting principles. See "- Accounting for Discounted Loans" below.


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


At December 31, 1997, the Company's discount loans primarily consisted of the following loans:

o A 13.83% participation interest in a loan pool purchased from a large commercial bank, which interest had an outstanding balance of $7.6 million. The collateral for the loans consists primarily of three office buildings located in midtown Manhattan, New York. The loans are serviced by the Bank, which was the other successful joint bidder on the loan pool. At December 31, 1997, all but $277,000 of these loans were performing in accordance with their terms.

o A loan secured by a shopping center located in Havre, Montana with a book value of $1.8 million. At December 31, 1997, this loan was not performing in accordance with its terms.

o A loan secured by a shopping center located in Halifax, Nova Scotia with a book value of $16.1 million. At December 31, 1997, this loan was not performing in accordance with its terms.

o A loan secured by an office building located in Dayton, Ohio with a book value of $1.5 million. At December 31, 1997, this loan was not performing in accordance with its terms.

         Nonperforming and subperforming mortgage loans may presently be in default or may have a greater than normal risk of future defaults and delinquencies, as compared to newly-originated, high-quality loans of comparable type, size and geographic concentration. Returns on an investment of this type depend on the borrower's ability to make required payments or, in the event of default, the ability of the loan's servicer to foreclose and liquidate the mortgage loan. There can be no assurance that the Company will be able to liquidate a defaulted mortgage loan successfully (through sale of the security property or otherwise) or in a timely fashion.


         ACQUISITION OF DISCOUNT LOANS. Commercial discount real estate loans generally are acquired individually. The Company believes that it has a competitive advantage relative to many of its competitors as a result of the Manager's experience in managing and resolving discount loans, the Manager's large investment in the computer systems, technology and other resources which are necessary to conduct this business, the Manager's national reputation and the strategic relationships and contacts developed by the Manager in connection with these activities.

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

(2) Resolutions and repayments consists of loans which were resolved in a manner which resulted in partial or full repayment of the loan to the Company and consisted of $1.3 million of negotiated settlements and $16,000 of partial repayments.

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

COMPETITION

         GENERAL. The Company's competition varies by business line and geographic market. In many cases, the acquisition of mortgage-related securities, real estate and commercial and multi-family loans is based on competitive bidding, which involves the risk that the Company may bid too low (which generates no business) or too high (which could result in an acquisition at an economically unattractive price). Many of the Company's competitors are larger and have greater financial resources than the Company, and thus may be better able than the Company to pursue business opportunities or to survive periods of industry consolidation.

         MORTGAGE-RELATED SECURITIES. The competition for subordinate and residual interests in mortgage-related securities is intense and dominated by a relatively few large entities, including Criimi Mae, Inc. in the case of subordinate interests in commercial mortgage-related securities. Other significant purchasers of these securities from time to time include General Electric Capital Corporation, First Chicago Commercial Assets, Wilshire Real Estate Investment Trust, Amresco, Inc., Clarion Capital Corp. and Anthracite Capital, Inc.

         REAL ESTATE. The markets in which the Company invests in commercial and multi-family real estate are located nationwide and characterized by competitive factors that vary based upon the type of real estate and geographic region. In general, in periods of increasing real estate values the market for commercial and multifamily real estate is highly competitive. The Company's competitors for investments in real estate include Goldman Sach's Whitehall Street Real Estate Funds, Cargill Financial Services, Colony Capital Management, Lone Star Financial and other real estate investment trusts, insurance companies and institutional lenders.

         COMMERCIAL AND MULTIFAMILY LENDING ACTIVITIES. The markets in which the Company conducts commercial and multifamily lending activities are located nationwide and characterized by competitive factors that vary based upon the type of loan product and geographic region. The Company's competitors for commercial and multifamily loans include commercial banks, thrift institutions, finance companies, asset-based lenders and other real estate investment trusts.


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


         Treasury Regulations provide that a REIT will be deemed to own its proportionate share of the assets of a partnership in which it is a partner, and will be deemed to be entitled to the gross income of the partnership attributable to such share. In addition, the assets and gross income of the partnership will retain the same character in the hands of the REIT for purposes of section 856 of the Code, including satisfying the gross income and asset tests described below. On December 9, 1997, IMI acquired 160,000 units in the operating partnership. Accordingly, OAIC's proportionate share of the assets and gross income of the Operating Partnership are treated as assets and gross income of OAIC for purposes of applying the requirements described herein.


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


         OAIC may receive income that is not qualifying income for purposes of the 75% and 95% gross income tests. For example, certain fees for services rendered by the Operating Partnership will not be qualifying income for purposes of the gross income tests. It is not anticipated that the Operating Partnership will receive a significant amount of such fees. Such fees include, without limitation, (i) fees for servicing loans, (ii) fees for performing underwriting or appraisal services for others and (iii) fees for managing property owned by others. OAIC will monitor the amount of nonqualifying income produced by its assets and has represented that it will manage its portfolio in order to comply at all times with the three gross income tests.

         The rent received by OAIC from the tenants of its real property ("Rent") will qualify as "rents from real property" in satisfying the gross income tests for a REIT described above only if several conditions are met. First, the amount of Rent must not be based, in whole or in part, on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term "rents from real property" solely by reason of being based on a fixed percentage or percentages of receipts or sales. Second, the Code provides that the Rent received from a tenant will not qualify as "rents from real property" in satisfying the gross income tests if OAIC, or a direct or indirect owner of 10% or more of OAIC, owns 10% or more of such tenant, taking into account both direct and constructive ownership (a "Related Party Tenant"). Third, if Rent attributable to personal property, leased in connection with a lease of Real Property, is greater than 15% of the total Rent received under the lease, then the portion of Rent attributable to such personal property will not qualify as "rents from real property." Finally, for the Rent to qualify as "rents from real property," OAIC generally must not operate or manage the Real Property or furnish or render services to the tenants of such real property, other than through an "independent contractor" who is adequately compensated and from whom OAIC derives no revenue. (An "independent contractor" for this purpose generally means a service provider that is not (i) an employee of the Company or (ii) in general, an entity which owns 35% or more of the Company or an entity of which the persons owning a greater than 35%
equity interest also own 35% or more of the Company.) The "independent contractor" requirement, however, does not apply to the extent the services provided by OAIC are "usually or customarily rendered" in connection with the rental of space for occupancy only and are not otherwise considered "rendered to the occupant." Pursuant to a DE MINIMIS expection, OAIC may provide non-customary services to its tenants other than through an independent contractor without disqualifying the income from the property as long as the amount OAIC receives for the impermissible services does not exceed 1% of OAIC's gross income from the property. The amount that OAIC receives that is attributable to impermissible services cannot be valued at less than 150% of the direct cost to OAIC of providing the services.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS


         Information   required   by  this  Item   appears   under  the  caption
"Shareholder Information" on page 29 of the Annual Report to Shareholders and is incorporated herein by reference.

         The following table sets forth the amount of cash dividends declared on the common stock during the periods indicated.

                                                         Cash Dividends
                       1997                                Per Share
         ---------------------------------           ----------------------

         Second quarter (from May 14)                      $  0.10
         Third quarter                                        0.24
         Fourth quarter                                       0.39


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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this Item appears under the caption "Business - Investment Activities" under Item 1 hereto and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS

         Information required by this Item appears in the Annual Report to Shareholders on pages 12 to 26 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


         The information contained in the Company's 1998 Proxy Statement, dated April 15, 1998, for the 1998 Annual Meeting of Shareholders under the captions "Election of Directors" on pages 2 to 4, "Ownership of the Company's Common Stock -- Has There Been Compliance with Section 16(a) Beneficial Ownership Reporting Requirements?" on page 7 and "Management of the Company--Who are the Executive Officers of the Company?" on pages 8 to 9 is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION


         The information contained in the Company's 1998 Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Executive Compensation--What Compensation does the Company Pay to its Executive Officers? " on page 11 and "Management of the Company -- What is the Compensation Paid to Directors?" and "What Committees has the Board Established? - Compensation Committee" on page 9 other than under the sub-caption "Report of the Nominating and Compensation Committee," and "Board of Directors Compensation" is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The information contained in the Company's 1998 Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Ownership of the Company's Common Stock" on pages 6 to 7 is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Company's 1998 Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" on pages 10 to 11 is incorporated herein by reference.

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

                  3.2     Bylaws(1)

                  4.1     Form of Common Stock Certificate (1).

                 10.1     Form of Management Agreement (1).

                 10.2     Form of Registration Rights Agreement (1).


                 10.3     Second  Amended  and  Restated  Agreement  of  Limited
                          Partnership   of   Ocwen   Partnership   L.P.*


                 10.4     Form of Stock Option Plan (1)


                 11.1     Computation of earnings per share.*


                 13.1 Annual Report to Shareholders for the Period Ended December 31, 1997


                 21.0     List of subsidiaries.*

                 27.1     Financial   Data  Schedule  -  For  the  period  ended
                          December 31, 1997*

                 27.2 Financial Data Schedule - For the period ended June 30, 1997*

                 27.3     Financial   Data  Schedule  -  For  the  period  ended
                          September 30, 1997*

                 ----------------
                          *      Previously filed.


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

SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      OCWEN ASSET INVESTMENT CORP.


                      By: /s/ MARK S. ZEIDMAN
                         -----------------------------------------------------
                              Mark S. Zeidman
                              Senior Vice President and Chief Financial Officer (duly authorized representative of the registrant)



Date:  December 21, 1998