Form 10-K/A
period 1997-12-31
OCWEN ASSET INVESTMENT CORP
filed 1999-02-08
CIK 1033643

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A
                                (Amendment No. 2)


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

================================================================================

                          OCWEN ASSET INVESTMENT CORP.
                          1997 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                            PAGE
                                     PART I
Item 1.  Business...........................................................   4
           General..........................................................   4
           Initial Stock Offering...........................................   4
           The Manager......................................................   5
           Investment Activities............................................   6
           Commercial Real Estate Activities................................  21
           Discount Loan Acquisition and Resolution Activities..............  25
           Lending Activities ..............................................  27
           Federal Taxation.................................................  28

Item 2.  Properties.........................................................  35

Item 3.  Legal Proceedings..................................................  35

Item 4.  Submission of Matters to a Vote of Security Holders................  35

                                     PART II

Item 5.  Market for the Registrant's Common Equity and
          Related Shareholder Matters.......................................  36

Item 6.  Selected Consolidated Financial Data...............................  36

Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................  36

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.........  36

Item 8.  Financial Statements...............................................  37

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................  37

                                    PART III

Item 10.  Directors and Executive Officers of Registrant....................  37

Item 11.  Executive Compensation............................................  37

Item 12.  Security Ownership of Certain Beneficial Owners and Management....  37

Item 13.  Certain Relationships and Related Transactions....................  37

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K..............................................  38

          Signatures........................................................  40

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
                                                              ==============

         The following tables detail the Company's securities available for sale portfolio at December 31, 1997, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors.
Included in the tables are the following terms:

ACTUAL DELINQUENCY - Represents the total unpaid principal balance of loans more than 30 days delinquent at the indicated date as a percentage of the unpaid principal balance of the collateral at such date.

ACTUAL LIFE-TO-DATE LOSSES - Represents cumulative losses expressed as a percentage of the unpaid balance of the original collateral at the indicated date.

OVER-COLLATERALIZATION LEVEL - For residual interests in residential mortgage-backed securities, over-collateralization ("OC") is the amount by which the collateral balance exceeds the sum of the bond principal amounts. OC is achieved by applying monthly a portion of the interest payments on the underlying mortgages toward the reduction of the class certificate principal amounts, causing them to amortize more rapidly than the aggregate loan balance. The OC percentage, expressed as a percentage of the outstanding collateral balance, represents the first tier of loss protection afforded to the non-residual holders. The OC percentage also determines whether the over-collateralization target has been satisfied as of a specific date, such that cash flows to the residual holder are warranted. To the extent not consumed by losses on more highly rated bonds, OC is remitted to the residual holders.

CLASS DESIGNATION LETTER - Refers to the credit rating designated by the rating agency for each securitization transaction. Classes designated "A" have a superior claim on payment to those rated "B," which are superior to those rated "C." Additionally, multiple letters have a superior claim to designations with fewer letters. Thus, for example, "BBB" is superior to "BB," which in turn is superior to "B." The lower class designations in any securitization will receive interest payments subsequent to senior classes and will experience losses prior to any senior class. The lowest potential class designation is not rated ("NR") which, if included in a securitization, will always receive interest last and experience losses first. Interest only ("IO") securities receive the excess interest remaining after the interest payments have been made on all senior classes of bonds based on their respective principal balances. There is no principal associated with IO securities and they are considered liquidated when the particular class they are contractually tied to is paid down to zero. Principal only ("PO") securities receive excess principal payments after the principal has been made on all classes of bonds based on their respective payment schedules. There is no interest associated with PO securities and they are sold at a discount. The return on PO securities is earned through the receipt of the payments and the collection of the discounted amount.

CLASS SIZE - Represents the percentage size of a particular class relative to the total outstanding balance of all classes.

COLLATERAL BALANCE - Represents, in the case of residuals, the unpaid principal balance of the collateral of the entire securitization at the indicated date and, in the case of subordinates, the outstanding principal balance of the entire securitization at the indicated date.

ACTUAL LIFE-TO-DATE CPR - The Constant Prepayment Rate is used to measure the average prepayment rate for the underlying mortgage pool(s) over the period of time elapsed since the issuance of the securities through the date indicated, and is calculated as follows:

                                  _                                                                _
                                 |                                           (      12          )   |
                                 |                                           ( ---------------- )   |
                                 |                                           ( months in period )   |
                                 | ( 1 - Final Aggregate Balance actual     )                       |
                                 | (     ---------------------------------- )                       |
                                 | (     Final Aggregate Balance scheduled  )                       |
 Actual Life-to-Date CPR = 100 X |                                                                  |
                                 |_                                                                _|.

WEIGHTED-AVERAGE DSCR - Represents debt service coverage ratio, which is calculated by dividing cash flow available for debt service by debt service.

ISSUE DATE - Represents the date on which the indicated securities were issued.

WEIGHTED-AVERAGE LTV - Represents the ratio of the loan amount to the value of the underlying collateral.

RATING - Represents the rating, if any, on the security or securities by the indicated rating agencies.

SECURITIZATION - Series description.

SECURITY - Represents the name of the class associated with each securitization held by the Company. This has no relationship to a formal rating but is for identification purposes (although the names are usually in alphabetical or numeric order from the highest rated to the lowest rated).

SUBORDINATION LEVEL - Represents the credit support for each mortgage-backed security by indicating the percentage of outstanding bonds whose right to receive payment is subordinate to the referenced security. The subordinate classes must experience a complete loss before any additional losses would affect the particular referenced security.

YIELD TO MATURITY - Yield to maturity represents a measure of the average rate of return that is earned on a security if held to maturity.

         The   following   tables   set   forth   the   Company's    residential
mortgage-backed securities portfolio as of December 31, 1997:

SUBORDINATES

                                                                            ($ Thousands)          Over-
                                               Class                         Collateral      Collateralization
                                               Designation   Rating          Balance at:         Level at       Product Type at:
Securitization         Security   Issue Date   Letter        Agencies    Issuance  12/31/97      12/31/97           12/31/97
--------------         --------   ----------   -----------   --------    --------  --------      --------           --------
SBMS 1997-HUD1 (1)        B5        Apr-97    B2, n.a.     Moody's, DCR     9,785     9,666       5.58%        97% Fixed, 3% ARM
SBMS 1997-HUD1 (1)        B6        Apr-97      UR                         16,998    16,706        n.a.
GECMS 1994-12 (2)         B4        Mar-94      UR     Moody's, Fitch, S&P  2,069     1,708        n.a.            100% Fixed

                                      Weighted
                                      Average      Weighted      Actual         Actual       ($ Thousands)       Yield to
                                      Interest     Average     Delinquency   Life to Date   Actual Life to       Maturity
                                      Rate at:     LTV at:         at:         CPR at:      Date Losses at:         at:
Securitization         Security       12/31/97     12/31/97     12/31/97       12/31/97         12/31/97   Purchase    12/31/97
--------------         --------       --------     --------     --------     ------------       --------   --------    --------
SBMS 1997-HUD1(1)         B5           9.78%       111.91%        8.98%         8.52%             214        16.27%     16.41%
SBMS 1997-HUD1(1)         B6                                                                                 22.86%     22.95%
GECMS 1994-12(2)          B4           6.84%        53.20%        0.24%         5.00%              0         19.37%     20.81%

ISSUERS:

(1) Solomon Brothers Mortgage Securities
(2) GE Capital Mortgage Services, Inc.

         The following tables set forth the Company's commercial mortgage-backed securities as of December 31, 1997:

                                                        Class                               Subordination
                                                        Designation                           Level at:
Securitization               Security    Issue Date     Letter         Rating Agencies        Issuance     12/30/97
--------------               --------    ----------     -----------    ---------------        --------     --------
MRAC 1996-C2(1)                  K         Dec-96          B            Fitch, Moody's            2.50%       2.56%
MRAC 1996-C2(1)                 L-1                      NR-PO                                    0.00%       0.00%
MRAC 1996-C2(1)                 L-2                      NR-10                                    0.00%       0.00%
BTC 1997-S1(2)                 E, F        Dec-97        BB/B            S&P, Fitch              19.00%      19.89%
BTC 1997-S1(2)                Equity                      NR                                      0.00%       0.00%
DLJ 1993-MF17(3)                B-2        Nov-93         BB            Moody's, Duff             4.59%       5.15%
DLJ 1993-MF17(3)                B-3                        B                                      1.28%       1.44%
DLJ 1993-MF17(3)                C-1                       NR                                      0.00%       0.00%
DLJ 1993-MF17(3)                S-1                     AAA-IO                                   32.18%      36.13%
DLJ 1993-MF17(3)                S-2                      A-IO                                    18.02%      20.24%
MLMCI 1993-M1(4)                 B         Sep-93         NR            Moody's, S&P              2.00%       6.17%

ISSUERS:

(1) Midland Realty Acceptance Corp.
(2) BTC Mortgage Investors Trust 1997-S1
(3) DLJ Mortgage Acceptance Corp.
(4) Merrill Lynch Mortgage Capital, Inc.

COMMERCIAL MORTGAGE BACKED SECURITIES:

                                                                              Actual   Actual
                                                Weighted Weighted             Life to  Life to
                              ($ Thousands)     Average  Average    Actual    Date     Date         Class Size%        Yield to
                         Collateral Balance at: DSCR at  LTV at   Delinquency CPR at:  Losses at: of Total as of:     Maturity at
Securitization  Security  Issuance     12/31/97 Issuance Issuance  12/31/97   12/31/97 12/31/97  Issuance 12/31/97 Purchase 12/31/97
--------------  --------  --------     -------- -------- --------  --------   -------- --------  -------- -------- -------- --------
MRAC 1996-C2(1)    K     $ 512,102    $ 600,222   1.36    69.1%      0.0%      1.0%       $0      1.50%     1.54%    12.10%   12.02%
MRAC 1996-C2(1)   L-1                                                                             2.50%     2.56%    12.31%   12.86%
MRAC 1996-C2(1)   L-2                                                                             2.50%     2.56%    12.82%   13.67%
BTC 1997-S1(2)    E, F     303,946      290,412   1.27   106.0%     20.7%     53.15%      $0     14.50%    15.18%     8.36%    8.37%
BTC 1997-S1(2)   Equity                                                                          19.00%    19.89%    21.19%   21.19%
DLJ 1993-MF17(3)  B-2      139,183      123,937   1.36    73.7%      0.0%      0.0%       $0      9.41%    10.57%    12.29%   12.33%
DLJ 1993-MF17(3)  B-3                                                                             3.31%     3.71%    11.39%   12.60%
DLJ 1993-MF17(3)  C-1                                                                             1.28%     1.44%   -29.82%  -13.80%
DLJ 1993-MF17(3)  S-1                                                                            67.82%    63.87%    16.69%   16.85%
DLJ 1993-MF17(3)  S-2                                                                            14.15%    15.90%    14.46%   14.46%
MLMCI 1993-M1(4)   B       256,765       67,168   1.51    56.0%      9.0%      61.9%      $0      9.00%    26.80%    13.65%   12.06%

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

         Subordinate and residual interests in mortgage-related securities provide credit support to the more senior classes of the mortgage-related securities. Principal from the underlying mortgage loans generally is allocated first to the senior classes, with the most senior class having a priority right to the cash flow from the mortgage loans until its payment requirements are satisfied. To the extent that there are defaults and unrecoverable losses on the underlying mortgage loans, resulting in reduced cash flows, the most subordinate security will be the first to bear this loss. Because subordinate and residual interests generally have no credit support, to the extent there are realized losses on the mortgage loans comprising the mortgage collateral for such securities, the Company may not recover the full amount or, indeed, any of its initial investment in such subordinate and residual interests. The Company generally owns the most subordinate classes of the securities in which it invests and therefore will be the first to bear any credit losses.

         The credit risk of mortgage related securities is affected by the nature of the underlying mortgage loans. In this regard, the risk of loss on securities backed by commercial and multifamily loans and single-family residential loans made to borrowers who, because of prior credit problems, the absence of a credit history or other factors, are unable or unwilling to qualify as borrowers under guidelines established by the FHLMC and the FNMA for purchases of loans by such agencies, generally involve more risk than securities backed by single-family residential loans which conform to the requirements established by FHLMC and FNMA for their purchase by such agencies.

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


         The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty term and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. For example, under current market conditions, a 100 basis point decline in the market interest rate is estimated to result in a 200 basis point increase in the prepayment rate of a typical subprime residential loan. Most commercial and multi-family loans are not subject to prepayments as a result of prepayment penalties and contractual terms which prohibit prepayments during specified periods. However, for those commercial and multi-family loans where prepayments are not currently precluded by contract, declines in interest rates are associated with steep increases in prepayment speeds in computing cash flows. A risk premium is then calculated for each asset, which, when added to the interest rate being modeled, results in a matrix of discount rates that are applied to the cash flows computed by the model. The base interest rate scenario assumes interest rates at December 31, 1997. Actual results could differ significantly from those estimated in the table.



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


(1) Represents the estimated percentage change in net interest income over the next twelve months, assuming that balances are rolled over and reinvested at the shocked level of interest rate. For purposes of this calculation, net interest income includes as a deduction interest expense associated with real estate.


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



Date:  February 8, 1999