Form 10-K
period 1998-12-31
OCWEN ASSET INVESTMENT CORP
filed 1999-03-22
CIK 1033643

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from: _____________to _____________

                           Commission File No. 1-14043

                          OCWEN ASSET INVESTMENT CORP.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  VIRGINIA                               65-0736120
       -------------------------------                ----------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

            The Forum, Suite1000                            33401
       -------------------------------                   ----------
       1675 PALM BEACH LAKES BOULEVARD                   (Zip Code)
          WEST PALM BEACH, FLORIDA
   (Address of principal executive office)

                                 (561) 682-8000
              ----------------------------------------------------
              (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:

   COMMON STOCK, $.01 PAR VALUE        NEW YORK STOCK EXCHANGE (NYSE)
       (Title of each class)     (Name of each exchange on which registered)

   Securities registered pursuant to Section 12 (g) of the Act: Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the common stock, $.01 par value, held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the NYSE as of the close of business on March 9, 1999: $72,121,312. Number of shares of common stock, $.01 par value, outstanding as of March 9, 1999: 18,965,000 shares.

--------------------------------------------------------------------------------

                          OCWEN ASSET INVESTMENT CORP.
                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

Item 1.     Business........................................................  4

              General.......................................................  4
              Structure of the Company......................................  4
              Discontinuance of Investment Activities
                and Proposed Change in REIT Status..........................  4
              The Manager...................................................  5
              Management Fees...............................................  6
              Investment Guidelines.........................................  7
              Federal Income Tax Considerations............................. 12
              Competition................................................... 19

Item 2.     Properties...................................................... 19

Item 3.     Legal Proceedings............................................... 19

Item 4.     Submission of Matters to a Vote of Security Holders............. 19

                                     PART II

Item 5.     Market for the Registrant's Common Equity
                and Related Stockholder Matters............................. 20

Item 6.     Selected Consolidated Financial Data............................ 20

Item 7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................... 22

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...... 48

Item 8.     Financial Statements............................................ 51

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 76

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.............. 76

Item 11.    Executive Compensation.......................................... 78

Item 12.    Security Ownership of Certain Beneficial Owners and Management.. 79

Item 13.    Certain Relationships and Related Transactions.................. 80

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K ........................................ 82

            SIGNATURES...................................................... 85

FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT, AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), IN THE COMPANY'S PRESS RELEASES OR IN THE
COMPANY'S OTHER PUBLIC OR SHAREHOLDER COMMUNICATIONS MAY NOT BE, BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS, WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL), MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "ANTICIPATE," "BELIEVE," "COMMITMENT," "CONSIDER," "CONTINUE," "COULD," "ENCOURAGE," "ESTIMATE," "EXPECT," "FORESEE," "INTEND," "IN THE EVENT OF," "MAY," "PLAN," "PRESENT," "PROPOSE," "PROSPECT," "UPDATE," "WHETHER," "WILL," "WOULD," FUTURE OR CONDITIONAL VERB TENSES, SIMILAR TERMS, VARIATIONS ON SUCH TERMS OR NEGATIVES OF SUCH TERMS. ALTHOUGH THE COMPANY BELIEVES THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT THOSE RESULTS OR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS DUE TO RISKS, UNCERTAINTIES AND CHANGES WITH RESPECT TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, INTERNATIONAL, NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), GOVERNMENT FISCAL AND MONETARY POLICIES (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), PREVAILING INTEREST OR CURRENCY EXCHANGE RATES, EFFECTIVENESS OF INTEREST RATE, CURRENCY AND OTHER HEDGING STRATEGIES, LAWS AND REGULATIONS AFFECTING FINANCIAL INSTITUTIONS, REAL ESTATE INVESTMENT TRUSTS, INVESTMENT COMPANIES AND REAL ESTATE (INCLUDING REGULATORY FEES, CAPITAL REQUIREMENTS, INCOME AND PROPERTY TAXATION, ACCESS FOR DISABLED PERSONS AND ENVIRONMENTAL COMPLIANCE), UNCERTAINTY OF FOREIGN LAWS, COMPETITIVE PRODUCTS, PRICING AND CONDITIONS (INCLUDING FROM COMPETITORS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN THE COMPANY), CREDIT, PREPAYMENT, BASIS, DEFAULT, SUBORDINATION AND ASSET/LIABILITY RISKS, LOAN SERVICING EFFECTIVENESS, ABILITY TO IDENTIFY
ACQUISITIONS AND INVESTMENT OPPORTUNITIES MEETING THE COMPANY'S INVESTMENT STRATEGY, COURSE OF NEGOTIATIONS AND ABILITY TO REACH AGREEMENT WITH RESPECT TO MATERIAL TERMS OF ANY PARTICULAR TRANSACTION, SATISFACTORY DUE DILIGENCE RESULTS, SATISFACTION OR FULFILLMENT OF AGREED UPON TERMS AND CONDITIONS OF CLOSING OR PERFORMANCE, TIMING OF TRANSACTION CLOSINGS, THE RECENT DECISION TO CURTAIL EACH BUSINESS LINE AND DISCONTINUE INVESTMENT ACTIVITIES, ACQUISITIONS AND INTEGRATION OF ACQUIRED BUSINESSES, SOFTWARE INTEGRATION, DEVELOPMENT AND LICENSING, AVAILABILITY OF AND COSTS ASSOCIATED WITH OBTAINING ADEQUATE AND TIMELY SOURCES OF LIQUIDITY, DEPENDENCE ON EXISTING SOURCES OF FUNDING, ABILITY TO REPAY OR REFINANCE INDEBTEDNESS (AT MATURITY OR UPON ACCELERATION), TO MEET COLLATERAL CALLS BY LENDERS (UPON RE-VALUATION OF THE UNDERLYING ASSETS OR OTHERWISE), TO GENERATE REVENUES SUFFICIENT TO MEET DEBT SERVICE PAYMENTS AND OTHER OPERATING EXPENSES AND TO SECURITIZE WHOLE LOANS, TAXABLE INCOME EXCEEDING CASH FLOW, AVAILABILITY OF DISCOUNT LOANS FOR PURCHASE, SIZE OF, NATURE OF AND YIELDS AVAILABLE WITH RESPECT TO THE SECONDARY MARKET FOR MORTGAGE LOANS AND FINANCIAL, SECURITIES AND SECURITIZATION MARKETS IN GENERAL, ALLOWANCES FOR LOAN LOSSES, GEOGRAPHIC CONCENTRATIONS OF ASSETS (TEMPORARY OR OTHERWISE), TIMELY LEASING OF UNOCCUPIED SQUARE FOOTAGE (GENERALLY AND UPON LEASE EXPIRATION), CHANGES IN REAL ESTATE CONDITIONS (INCLUDING LIQUIDITY, VALUATION, REVENUES, RENTAL RATES, OCCUPANCY LEVELS AND COMPETING PROPERTIES), ADEQUACY OF INSURANCE COVERAGE IN THE EVENT OF A LOSS, KNOWN OR UNKNOWN ENVIRONMENTAL CONDITIONS, EXTERNAL MANAGEMENT, CONFLICTS OF INTEREST, YEAR 2000 COMPLIANCE, OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS, SECURITIES INVESTMENTS AND RAPID GROWTH COMPANIES, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND FILINGS WITH THE COMMISSION, INCLUDING ITS REGISTRATION STATEMENTS ON FORMS S-3, S-4 AND S-11 AND PERIODIC REPORTS ON FORMS 10-Q, 8-K AND 10-K. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

         PLEASE REFER TO EXHIBIT 99.2, RISK FACTORS, FOR A DESCRIPTION OF MATERIAL RISKS FACED BY THE COMPANY AND ITS SECURITIES HOLDERS.

PART I

ITEM 1.  BUSINESS

GENERAL

         Ocwen Asset Investment Corp. ("OAC" or the "Company") was incorporated in the Commonwealth of Virginia on January 22, 1997, and, through December 31, 1998, has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As such, OAC will generally not be subject to federal income taxation on that portion of its income that it distributes to its shareholders if it distributes at least 95% of its taxable income to its shareholders annually and meets certain other income and asset tests.

         The Company's business and investment affairs are managed by Ocwen Capital Corporation ("OCC" or the "Manager"), a Florida corporation wholly-owned by Ocwen Financial Corporation ("OCN"), a diversified financial services company that is primarily engaged in the acquisition, servicing and resolution of subperforming and nonperforming residential and commercial mortgage loans through Ocwen Federal Bank, FSB (the "Bank") and other subsidiaries.

         The Company has sought to capitalize on inefficiencies in the real estate and mortgage markets by investing in several categories of real estate and real estate related assets. Such investments consist primarily of: (i) subordinate and residual interests in commercial and residential mortgage-backed securities; and (ii) distressed commercial and multi-family real property, including properties acquired by a mortgage lender at foreclosure (or deed-in-lieu of foreclosure). The Company believes that these investment activities complement each other, from both a cash flow and a tax planning perspective. In the early years after an acquisition real property tends to generate more cash flow than taxable income as a result of depreciation deductions, while subordinate and residual securities during the same period tend to generate more taxable income than cash flow. The relationship between taxable income and cash flow will, with respect to each type of investment, generally reverse in later years.

         The Company also has invested, by way of purchase and origination,  in:
(i) commercial, multi-family and single family residential mortgage loans, including construction and rehabilitation loans and mezzanine loans; (ii) interest-only and inverse interest-only mortgage-related securities supported by residential and commercial mortgage loans; and (iii) mortgage loans that are in default or for which default is likely or imminent or for which the borrower is currently making monthly payments in accordance with a forbearance plan (collectively, "discount loans").

STRUCTURE OF THE COMPANY

         The Company conducts its business primarily through Ocwen Partnership, L.P. ("the Operating Partnership"), a Virginia limited partnership. Ocwen General, Inc. (the "General Partner"), a Virginia corporation and a wholly-owned qualified REIT subsidiary of the Company, holds an 0.9% interest in the Operating Partnership and is the general partner of and controls the Operating Partnership. In addition, Ocwen Limited, Inc. (the "Limited Partner"), a Virginia corporation and a wholly-owned qualified REIT subsidiary of the
Company, currently owns a 90.4% limited partnership interest in the Operating Partnership. The remaining 8.7% partnership interests in the Operating Partnership are limited partnership interests held by OCN through Investors Mortgage Insurance Holding Company ("IMIHC"), a wholly-owned subsidiary.

         The relationship among the Company, the Operating Partnership, the General Partner and the Limited Partner is commonly referred to as an umbrella partnership REIT (or "UPREIT") structure. In this structure, the Company holds the same number of units in the Operating Partnership (through the General Partner and the Limited Partner) as the number of shares of common stock, par value $0.01 per share (the "Common Stock"), which the Company has issued and outstanding. As a result, any additional units issued by the Operating Partnership share ratably with the Common Stock of the Company in any distributions made by the Operating Partnership. The benefit of this structure is that owners of real estate assets may transfer them to the UPREIT while deferring the recognition of the built-in gain for tax purposes.

DISCONTINUANCE OF INVESTMENT ACTIVITIES AND PROPOSED CHANGE IN REIT STATUS

         DISCONTINUANCE OF INVESTMENT ACTIVITIES. As discussed under Item 7 below, on October 26, 1998, the Company announced that, for the foreseeable future, it does not plan to acquire any additional assets or fund any additional loans (beyond those which are currently committed), and it will work to accelerate the stabilization of its existing assets and increase its overall liquidity position. As a result, the Company has curtailed each of its business lines, which include the acquisition of subordinate and residual interests in residential and commercial mortgage-related securities, underperforming real estate and residential and commercial real estate loans, including construction and renovation loans.

         PROPOSED  CHANGE  IN REIT  STATUS.  As  discussed  in Item 7 below,  on
December 21, 1998, the Company announced that its Board of Directors has approved a proposal to terminate the Company's status as a REIT effective for calendar year 1999. The proposal, which requires amendment of the Company's Articles of Incorporation, is subject to shareholder approval. The Board currently anticipates that this proposal will be considered at the Annual Meeting of Shareholders of the Company which is scheduled to be held in May 1999. If approved, the Company will be treated as a general corporation for federal, state, and local tax purposes and will be subject to federal, state and local income tax on its taxable income. In addition, the Company would not be eligible to re-elect REIT status until 2004.

THE MANAGER

         GENERAL. The Manager is a wholly-owned subsidiary of OCN. OCN is a financial services company that is primarily engaged in the acquisition, servicing and resolution of subperforming and nonperforming residential and commercial mortgage loans. At December 31, 1998, OCN had $3.3 billion of total assets and shareholders' equity of $436.4 million.

         The Company has entered into a management agreement with the Manager (the "Management Agreement") for an initial term expiring on May 19, 1999, the second anniversary of the closing date of the initial public offering of the Common Stock (the "Initial Public Offering"). Thereafter, successive extensions, each for a period not to exceed one year, may be made by agreement between the Company and the Manager, subject to the affirmative vote of a majority of the Company's Independent Directors, as defined in the Company's Articles of Incorporation. The Company may terminate, or decline to extend the term of, the Management Agreement without cause at any time after the first two years upon 60 days written notice by a majority vote of the Independent Directors or by a vote of the holders of a majority of the outstanding shares of Common Stock; provided, that a termination fee, equal to the sum of the base management fee and incentive management fee earned during the twelve months preceding such termination, will be due. In addition, the Company has the right to terminate the Management Agreement upon the occurrence of certain specified events, including a material breach by the Manager of any provision contained in the Management Agreement, without the payment of any termination fee. If the Management Agreement is terminated for any reason, OCN will have certain registration rights with respect to the Common Stock held by it.

         The Manager at all times is subject to the supervision of the Company's Board of Directors and has only such functions and authority as the Company delegates to it. The Manager is responsible for the day-to-day operations of the Company and performs (or causes to be performed) such services and activities relating to the assets and operations of the Company as may be appropriate, including: (i) serving as the Company's consultant with respect to formulation of investment criteria and preparation of policy guidelines by the Board of Directors (the "Guidelines"); (ii) representing the Company in connection with the purchase and commitment to purchase assets, the sale and commitment to sell assets, and the maintenance and administration of its portfolio of assets; (iii) furnishing reports and statistical and economic research to the Company regarding the Company's activities and the services performed for the Company by the Manager; (iv) monitoring and providing to the Board of Directors on an ongoing basis price information and other data obtained from certain nationally recognized dealers that maintain markets in assets identified by the Board of Directors from time to time, and providing data and advice to the Board of Directors in connection with the identification of such dealers; (v) providing executive and administrative personnel, office space and office services required in rendering services to the Company; (vi) administering the day-to-day operations of the Company and performing and supervising the performance of such other administrative functions necessary in the management of the Company as may be agreed upon by the Manager and the Board of Directors, including the collection of revenues and the payment of the Company's debts and obligations and maintenance of appropriate computer services to perform such administrative functions; (vii) communicating on behalf of the Company with the holders of any equity or debt securities of the Company as required to satisfy the reporting and other requirements of any governmental bodies or agencies or trading markets and to maintain effective relations with such holders; (viii) to the extent not otherwise subject to an agreement executed by the Company, designating a servicer for mortgage loans sold to the Company and arranging for the monitoring and administering of such servicers; (ix) counseling the Company in connection with policy decisions to be made by the Board of Directors; (x) engaging in hedging activities on behalf of the Company, consistent with the Company's status as a REIT and with the Guidelines; (xi) upon request by and in accordance with the directions of the Board of Directors, investing or reinvesting any money of the Company; and (xii) counseling the Company regarding the maintenance of its status as a REIT and monitoring compliance with the various REIT qualification tests and other rules set out under the Code by the U.S. Treasury (the "Treasury Regulations"). See "Federal Income Tax Considerations" below.

         PORTFOLIO MANAGEMENT. The Manager performs portfolio management services on behalf of the Company and the Operating Partnership pursuant to the Management Agreement. Such services include, but are not limited to, consulting with the Company on purchase and sale opportunities, collection of information and submission of reports pertaining to the Company's assets, interest rates and general economic conditions, periodic review and evaluation of the performance of the Company's portfolio of assets, acting as a liaison between the Company and banking, mortgage banking, investment banking and other parties with respect to the purchase, financing and disposition of assets, and other customary functions related to portfolio management. The Manager may enter into subcontracts with other parties, including its affiliates, to provide any such services to the Company, but has not done so to date.

         MONITORING SERVICING. The Manager performs monitoring services on behalf of the Company pursuant to the Management Agreement with respect to the Company's portfolio of mortgage loans. Such monitoring services include, but are not limited to, the following activities: negotiating servicing agreements; serving as the Company's consultant with respect to the servicing of mortgage loans; collection of information and submission of reports pertaining to the mortgage loans and to moneys remitted to the Manager or the Company; acting as a liaison between the servicers of the mortgage loans and the Company and working with servicers to the extent necessary to improve their servicing performance; with respect to mortgage loans for which the Company is servicer, periodic review and evaluation of the performance of each servicer to determine its compliance with the terms and conditions of the related servicing agreement; review of and recommendations as to fire losses, easement problems and condemnation, delinquency and foreclosure procedures with regard to mortgage loans; review of servicers' delinquency, foreclosures and other reports on mortgage loans; supervising claims filed under any mortgage insurance policies; and enforcing the obligation of any servicer to repurchase mortgage loans. The Manager may enter into subcontracts with other parties, including its affiliates, to provide any such services to the Company, but has not done so to date. For a description of servicing agreements entered in to by the Company with the Bank, see "Certain Transactions" under Item 13.

MANAGEMENT FEES

         BASE AND INCENTIVE FEES. The Manager receives a base management fee, calculated and paid quarterly, in an amount equal to 0.25% per quarter (1% per annum), based upon the Average Invested Assets of the Company for such quarter. The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of the Company, including the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar noncash reserves, computed by taking the daily average of such values during such period; provided, however, effective January 1, 1998, with respect to residential loans, the phase means average net equity invested.

         The Manager is entitled to receive incentive compensation for each fiscal quarter in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) Funds From Operations ("FFO") (before the incentive fee) of the Company per share of Common Stock (based on the weighted average number of shares outstanding) plus (b) gains (or minus losses) from debt restructuring and sales of property per share of Common Stock (based on the weighted average number of shares outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share at the initial offering and the prices per share at any secondary offerings by the Company multiplied by (b) the ten-year U.S. Treasury rate plus five percent per annum multiplied by (B) the weighted average number of shares of Common Stock outstanding during such period. FFO, as defined by National Association of Real Estate Investment Trusts ("NAREIT"), means net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, as discussed under Item 7. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. As used in calculating the Manager's compensation, the term "Ten Year U.S. Treasury Rate" means the arithmetic average of the weekly average yield to maturity for actively traded current coupon U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years) published by the Federal Reserve Board during a quarter, or, if such rate is not published by the Federal Reserve Board, any Federal Reserve Bank or agency or department of the federal government selected by the Company. If the Company determines in good faith that the Ten Year U.S. Treasury Rate cannot be calculated as provided above, then the rate shall be the arithmetic average of the per annum average yields to maturities, based upon closing asked prices on each business day during a quarter, for each actively traded marketable U.S. Treasury fixed interest rate security with a final maturity date not less than eight nor more than twelve years from the date of the closing asked prices, as chosen and quoted for each business day in each such quarter in New York City by at least three recognized dealers in U.S. Government securities selected by the Company.

         When the Manager's employees perform certain due diligence tasks that purchasers of real estate (including managers of REITs) typically hire outside consultants to perform, the Manager is reimbursed for (or charges the Company directly for) the Manager's out-of-pocket costs in performing such due diligence on assets purchased or considered for purchase by the Company. Moreover, the Manager tracks the time its employees spend in performing such due diligence tasks and is entitled to reimbursement for the allocated portion of the salary and benefits of such employees.

         EXPENSES. The Company does not, and does not expect to, maintain an office or employ full-time personnel. Instead it relies on the facilities and resources of the Manager to conduct its operations, and it is required to pay out-of-pocket expenses and an allocated portion of salary and benefits of the Manager attributable to the operations of the Company. Expense reimbursement is made quarterly.

         PAYMENT OF FEES AND EXPENSES. The management fees are payable in arrears. The Manager's base and incentive fees and due diligence and other expenses are calculated by the Manager within 45 days after the end of each quarter, and such calculation is promptly delivered to the Company. The Company is obligated to pay such fees and expenses within 60 days after the end of each fiscal quarter.

         During 1998, the Manager earned $5.9 million in base management fees and no incentive compensation from the Company. In addition, for such period, the Manager was reimbursed $1.8 million for out-of-pocket costs and salary allocations for due diligence tasks.

INVESTMENT GUIDELINES

GENERAL

         The Company invests primarily in (i) subordinate and residual interests in mortgage-related securities and (ii) distressed commercial and multi-family residential real estate, including real estate acquired in connection with foreclosure on non-performing loans or by deed-in-lieu thereof. Although the Company's primary emphasis is on the acquisition of subordinate and residual interests and distressed real properties, the Company has acquired and will continue to acquire other real estate-related assets.

         The discussion below describes the principal categories of assets that the Company is authorized to acquire under the Guidelines, which may be amended at any time by the Board of Directors of the Company to reflect competitive conditions and other business considerations. As noted above, the Company has decided that, for the foreseeable future, it does not plan to acquire any additional assets or to fund any additional loans (beyond those which are currently committed) in order to enhance its ability to meet its obligations under its indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" under Item 7.

MORTGAGE-RELATED SECURITIES

         SUBORDINATE AND RESIDUAL INTERESTS. The Company has the authority to acquire subordinate and residual interests in mortgage-related securities backed by single family residential, multi-family residential and commercial real estate loans. Mortgage-related securities typically are divided into two or more classes, sometimes called "tranches." The senior classes are higher "rated" securities, which are rated from low investment grade "BBB" to higher investment grade "AA" or "AAA." The junior, subordinated classes typically include one or more lower rated, non-investment grade classes, and an unrated, higher-yielding, credit support class (which generally is required to absorb the first losses on the underlying mortgage loans).

         Mortgage-related securities generally are issued either as collateralized mortgage obligations ("CMOs") or pass-through certificates. CMOs are debt obligations of special purpose corporations, owner trusts or other special purpose entities secured by multi-family and commercial mortgage loans or mortgage-related securities. Pass-through certificates evidence interests in trusts, the primary assets of which are mortgage loans. CMOs and pass-through certificates may be issued or sponsored by private originators of, or investors in, mortgage loans, including savings and loan associations, mortgage bankers, commercial banks, investment banks and other entities.

         In most mortgage loan securitizations, a series of mortgage-related securities is issued in multiple classes in order to obtain investment-grade ratings for the senior classes and thus increase their marketability. Each class of mortgage-related securities is generally issued with a specific fixed or variable coupon rate and has a stated maturity or final scheduled distribution date. Principal prepayments on the underlying mortgage loans may cause the mortgage-related securities to be retired substantially earlier than their stated maturities or final scheduled distribution dates, although in many instances mortgage loans may have penalties for or limitations on the ability of the borrower to prepay the loan. Interest is paid or accrued on mortgage-related securities on a periodic basis, typically monthly.

         The credit quality of mortgage-related securities depends on the credit quality of the underlying mortgage loans. Among the factors determining the credit quality of the underlying mortgage loans are the creditworthiness of the borrowers, the ratio of the mortgage loan balances to the value of the properties securing the mortgage loans, the purpose of the mortgage loans (e.g., refinancing or new purchase), the balance of the mortgage loans, their terms and the geographic diversification of the location of the properties, and, in the case of commercial mortgage loans, the creditworthiness of the tenants.

         The principal of and interest on the underlying mortgage loans may be allocated among the several classes of a mortgage-related security in many ways, and the credit quality of a particular class results primarily from the order and timing of the receipt of cash flow generated from the underlying mortgage loans. Subordinate and residual interests carry significant credit risks. Typically, in a "senior/subordinate" structure, the subordinate and residual interests provide credit protection to the senior classes by absorbing losses from loan defaults or foreclosures before such losses are allocated to senior classes. Moreover, typically, as long as the more senior tranches of securities are outstanding, all prepayments on the mortgage loans generally are paid to those senior tranches, at least until the end of a lock-out period. In some instances, particularly with respect to subordinate interests in commercial securitizations, the holders of subordinate interests are not entitled to receive scheduled payments of principal until the more senior tranches are paid in full or until the end of a lock-out period. Because of this structuring of the cash flows from the underlying mortgage loans, subordinate and residual interests in a typical securitization are subject to a substantially greater risk of non-payment than the senior tranches. Accordingly, subordinate and residual interests are assigned lower credit ratings, or no ratings at all. Neither the subordinate and residual interests nor the underlying mortgage loans are guaranteed by agencies or instrumentalities of the U.S. Government or by other governmental entities and accordingly are subject, among other things, to credit risks.

         A subordinate and residual interest will be extremely sensitive to losses on the underlying mortgage loans. For example, if the Company owns a $10 million subordinate interest in a mortgage-related security consisting of $100 million of underlying mortgage loans, a 7% loss on all the underlying mortgage loans (assuming no principal paydown on such loans) will result in a 70% loss on the subordinate interest. Accordingly, the holder of a subordinate and residual interest is particularly interested in minimizing the loss frequency (the percentage of the loan balances that default over the life of the mortgage collateral) and the loss severity (the amount of loss on a defaulted mortgage loan, I.E., the principal amount of the mortgage loan unrecovered after applying any recovery to the expenses of foreclosure and accrued interest) on the underlying mortgage loans.

         The loss frequency on a pool of mortgage loans depends upon a number of factors, most of which are beyond the control of the Company or the applicable servicer. Among other things, the default frequency reflects broad conditions in the economy generally and real estate particularly, economic conditions in the local area in which the underlying mortgage property is located, the loan-to-value ratio of the mortgage loan, the purpose of the loan, and the debt service coverage ratio (with respect to commercial mortgage loans). The loss severity depends upon many of the same factors described above, and also is influenced by the servicer's ability to promptly return the loan to performing status or to foreclose on the defaulted mortgage loan and sell the underlying mortgaged property. Various legal issues may extend the time of foreclosure proceedings or may require the expenditure of additional sums to sell the underlying mortgaged property, in either case increasing the amount of loss with respect to the loan.

         Before acquiring a subordinate and residual interest, the Company performs a number of due diligence tasks to evaluate the investment and to verify the information and material provided by the seller. With respect to mortgage-related securities backed by single family residential loans, the Manager creates two sample pools: 1) a random sample and 2) an adverse sample, with characteristics (such as high loan-to-value ratios or poor delinquency histories) that make them likely to perform more poorly than the average loan in the pool. The Manager obtains a broker's price opinion ("BPO") from one of its approved brokers for each of the loans in the sample pools. The Manager evaluates each BPO to verify its reasonableness, and, if appropriate, additional information is obtained until the Manager is satisfied that a reasonable determination of the value of the loan can be made. The Manager also estimates the potential for increases or decreases in estimated property values based on local real estate trends.

         Losses on mortgage loans are measured in two ways, loss frequency and loss severity. Loss frequency is estimated by using industry standard predictive models, supplemented by OCN's historical data and experience. Loss severity is estimated by projecting the net resolution proceeds expected to be derived from the defaulted loans based upon OCN's proprietary in-house computer models. This net resolution analysis reviews all potential forms of resolution, including full payoff, discounted payoff, reinstatement, foreclosure and sale, deed-in-lieu and sale, and takes into account, among other things, real estate value, carrying costs (that is, property taxes, insurance and maintenance) and average months to foreclose in the particular state.

         With respect to mortgage-related securities backed by multi-family residential and commercial real estate loans, the Company determines on a loan-by-loan basis which loans will undergo a full-scope review and which loans will undergo a more streamlined "desktop analysis." Although the choice is a subjective one, considerations that influence the choice for scope of review often include loan size, debt service coverage ratio, loan to value ratio, loan maturity, lease rollover, property type and geographic location. A full-scope review may include, among other factors, a property site inspection, tenant-by-tenant rent roll analysis, review of historical income and expenses for each property securing the loan, a review of major leases for each property (if available); recent appraisals (if available), engineering and environmental reports (if available), and a BPO review. For those loans that are selected for the more streamlined desktop analysis, the Manager's evaluation may include a review of the property operating statements, summary loan level data and third party reports, each as available. If the Manager's review of such information does not reveal any unusual or unexpected characteristics or factors, no further due diligence is performed. After completing the review of the documentation and the property inspection, the formation compiled is analyzed to determine collateral value for each property securing the loans. Based on these factors, the Manager determines a resolution value for each loan for purposes of projecting future cash flows after adjustments for estimated future losses.

         Determining a resolution value is a subjective process, requiring, ultimately, a business judgment. In making this determination, the Manager often evaluates some of the following characteristics of the mortgage-related security: (i) the type of collateral (e.g., conforming or subprime single family residential mortgage collateral, multi-family residential mortgage collateral, or office, hotel, industrial or retail mortgage collateral); (ii) the payment status of the underlying mortgage (performing, nonperforming or subperforming);
(iii) the actual mortgage prepayment and default history; (iv) the ratio of the unpaid mortgage balance to the current property value; (v) the current income and cash flows generated by multi-family and commercial real estate, as compared to the debt service requirements; and (vi) the region of the country in which the collateral is concentrated. However, which of these characteristics (if any) are important and how important each characteristic may be to the evaluation of a particular mortgage-related security depends on the individual circumstances. Because there are so many characteristics to consider, each subordinate and residual interest must be analyzed individually, taking into consideration both objective data as well as subjective analysis.

         After completing the foregoing evaluations, the Manager models the structure of the mortgage-related security based on the disclosure documents that reveal its payment structure and the characteristics of the underlying mortgage collateral. This modeling is done in order to estimate future cash flows to be received by the subordinate or residual interests, after adjustments for estimated future losses. Using that information, the Manager determines the price at which it would effect the purchase of the subordinate or residual interest on behalf of the Company.

         Although  there  are  some  exceptions,  most  issuers  of  multi-class mortgage-related securities elect to be treated, for federal income tax purposes, as a Real Estate Mortgage Investment Conduit ("REMIC"). The Company
acquires subordinate and residual interests that are treated as regular interests in REMICs, and also may acquire residual interests that are designated as REMIC residual interests for federal income tax purposes. Unlike regular interests in REMICs, REMIC residual interests typically generate excess inclusion or other forms of "phantom income" that bear no relationship to the actual economic income that is generated by a REMIC. Consequently, if a residual interest that is designated as a REMIC residual interest generates a significant amount of phantom income in any taxable year, the Company could be required to borrow funds or to liquidate assets in order to meet the REIT distribution requirement for such taxable year.

         Subordinate interests generally are issued at a significant discount to their outstanding principal balance, which gives rise to original issue discount ("OID") for federal income tax purposes. The Company will be required to accrue the OID as taxable income over the life of the related subordinate interest on a level-yield method in advance of the receipt of the related cash flow. The OID income attributable to a subordinate interest generally increases the Company's REIT distribution requirement in the early years of the Company's ownership of the subordinate interest even though the Company may not receive the related cash flow from the subordinate interest until a later taxable year. As a result, the Company could be required to borrow funds or to liquidate assets in order to satisfy the REIT distribution requirement for any taxable year.

         Unlike residential mortgage-related securities, which typically are backed by thousands of single family mortgage loans, commercial mortgage-related securities are backed generally by a more limited number of commercial or multi-family mortgage loans with larger principal balances than those of single family residential loans. As a result, a loss on a single mortgage loan underlying a commercial mortgage-related security will have a greater negative effect on the yield of such security, especially the subordinate interests.

         Subordinate and residual interests in residential mortgage-related securities may be backed by "non-conforming" mortgage loans, that is, single family residential loans that do not qualify for sale to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Subordinate and residual interests in residential mortgage-related securities also may be backed by subprime mortgage loans, which also are known as "B," "C" and "D" mortgage loans. B, C and D mortgage loans are loans made to borrowers who have credit histories of a lower overall quality than "A" borrowers. These credit histories generally result from previous repayment difficulties, brief job histories, previous bankruptcies or other causes. Except with respect to loans originated under programs sponsored by HUD, the loan-to-value ratio for a B, C and D mortgage loan is typically significantly lower than the loan-to-value ratio of an "A" mortgage loan, and the pass-through coupon of a B, C and D mortgage loan is typically higher than the coupon on an A mortgage loan. As a result of the typically lower loan-to-value ratios and higher yields on B, C and D mortgage loans, the Company believes these residential mortgage-related securities with B, C and D mortgage loan collateral may justify accepting the higher credit risk associated with such borrowers.

         Although the owner of subordinate and residual interests in mortgage-related securities ordinarily cannot control the servicing of the underlying mortgage loans, the Company generally emphasizes investments in subordinate and residual interests in which the Company acquires the right to
(i) direct the foreclosure upon any defaulted loan which backs such securities and to take all other actions that a servicer generally may take in connection with a defaulted loan and/or (ii) designate the Bank (or another party) as special servicer with respect to any defaulted mortgage loan, subject to the Company's right to exercise the rights set forth in clause (i). The Company believes that these arrangements allow it to obtain the servicing expertise of the Bank and enable the related subordinate and residual interests to constitute Qualifying Interests for purposes of the Investment Company Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk of Loss of Investment Company Act Exemption" under Item 7. As a result of the foregoing arrangements, however, the Company does not benefit from receipt of material amounts of special servicing fees.

         Because the acquisition and special servicing of problem loans and distressed real estate is one of the Bank's business focuses, the Bank has an established network of real estate professionals throughout the United States to assist its asset management activities. The Bank maintains working relationships with approved engineers, environmental consultants and real estate brokers nationwide, and calls upon these local advisors for assistance when appropriate.

DISTRESSED REAL ESTATE

         The Company has the authority to acquire commercial and multi-family real estate acquired at foreclosure or by receipt of a deed-in-lieu thereof and other underperforming and otherwise distressed commercial and multi-family real estate. Commercial and multi-family properties are acquired individually or in pools. The Company's policy is to conduct an investigation and evaluation of a distressed real property before purchase. Prior to purchase, the Manager identifies and contacts real estate brokers and/or appraisers in the market area of the subject properties to obtain rent and sale comparables and develops pro forma cash flows and estimates of value for each property. The Company also engages construction engineering and environmental professionals to estimate the scope and costs of potential renovation and other capital improvement costs. This information is used to supplement due diligence that is performed by the Manager's employees.

         The Company's due diligence generally includes the review of market studies for each applicable market. The studies typically include area economic data, employment trends, absorption rates and market rental rates. Due diligence also includes site inspections by the Manager's employees or agents and a review of all available asset files and documentation. To the extent possible those will include examinations of available legal documents, litigation files, correspondence, title reports, operating statements, appraisals and engineering and environmental reports. The information compiled is then analyzed to determine a valuation for each property.

         The property valuation process utilizes a variety of tools which may include various proprietary financial models that have been developed by OCN and are available to the Company through the management agreement with the Manager. Sources of information examined to determine value generally include: (i) current and historical operating statements; (ii) existing appraisals; (iii) rent and sales comparables; (iv) industry statistics and reports regarding operating expenses such as those compiled by the Institute of Real Estate
Management; (v) leases; and (vi) deferred maintenance observed during site inspections or described in structural reports, reports and correspondence found in the asset files or by professionals engaged by the Manager.

         The Manager develops projections of net operating income and cash flows taking into account lease rollovers, tenant improvement costs and leasing commissions. The Manager compares its estimates of revenue and expenses to historical operating statements and estimates provided in appraisals and general industry and regional statistics. Market capitalization rates and discount rates are then applied to the cash flow projections to estimate values. These values are then compared to available appraisals and market sale comparables to determine recommended bid prices for each asset. The bids take into account projected holding periods, capital costs and projected profit expectations. Recommended bid prices are then reviewed with senior management and a decision whether to bid is made. The amount offered by the Company generally will be the price that the Manager estimates is sufficient to generate an acceptable risk-adjusted return on the Company's investment.

         After the Company acquires distressed real property, the Company's goal generally is to improve the positioning and management of the property so as to increase the cash flow from the property. If cash flows can be increased and the property stabilized, the Company may begin to seek an opportunity to sell the property. Although the period during which the Company will hold distressed real properties will vary considerably from asset to asset, the Company believes that most such properties will be held in its portfolio more than four years and generally fewer than ten years.

         If the Company is offered the opportunity to purchase a distressed real property that is likely to be held for fewer than four years, the Company generally will establish a corporation in which the Operating Partnership will hold a 95% non-voting ownership interest to make the purchase. Such a corporation is not eligible for taxation as a qualified REIT subsidiary, and any profits that it earns on its activities are subject to federal corporate income tax before they are distributable to the Company. If the Company purchases a distressed real property with the intent to hold it in the Operating Partnership for more than four years, but an opportunity arises to sell the property sooner, the Company will consider certain strategies, such as a like-kind exchange, to reduce any negative tax consequences relating to the sale.

         The Company has the authority to acquire real estate located throughout the United States or outside the United States or loans secured by such real estate. The Company may not invest more than 25% of the Company's total assets in foreign real estate.

         The Company also has the authority to acquire real estate with known environmental problems that materially impair the value of the property or loans secured by such real estate. The Company may not invest more than 10% of its total assets in environmentally distressed real estate.

         The Company has the authority to participate in sale leaseback transactions in which the Company purchases improved or unimproved real estate and then leases such real estate back to the seller under a long-term triple net lease. The Company also may provide financing necessary to build commercial improvements on the land, to refinance existing debt on the property or to provide additional funds to operate the business. After participating in a number of these transactions, the Company may pool the leased real estate, and issue debt backed by the real estate and the related leases in a securitization transaction.

          The Company has the authority to acquire real estate in exchange for limited partnership interests in the Operating Partnership.

MORTGAGE LOANS

         CONSTRUCTION LOANS AND MEZZANINE LOANS. The Company has the authority to provide construction or rehabilitation financing on commercial property, lending generally 85% to 90% of total project costs, and taking a first lien mortgage to secure the debt ("construction loans"). The Company also may invest in loans that are subordinate to first lien mortgage loans on commercial real estate ("mezzanine loans"). For example, on a commercial property subject to a first lien mortgage loan with a principal balance equal to 70% of the value of the property, the Company could lend the owner of the property (typically a partnership) an additional 15% to 20% of the value of the property. Typically the loan is secured, either by the property subject to the first lien (giving the Company a second lien position) or by a controlling equity interest in the owner. Construction and mezzanine loans provide the

Company with the right to receive a stated interest rate on the loan balance, and also may provide the Company with the right to receive a percentage of gross revenues from the property, payable to the Company on an ongoing basis, and/or a percentage of any increase in value of the property, payable upon maturity or refinancing of the loan, or otherwise allow the Company to charge an interest rate that provides an attractive risk-adjusted return.

         DISTRESSED MORTGAGE LOANS. The Company has the authority to purchase nonperforming and subperforming mortgage loans, particularly those secured by commercial properties, that are in default or for which default is likely or imminent or for which the borrower is currently making monthly payments in accordance with a forbearance plan. Because nonperforming and subperforming loans generally are purchased at a discount to both the unpaid principal amount of the loan and the estimated value of the security property, successful resolution can provide total returns which are in excess of an equivalent investment in performing mortgage loans. The Company classifies such loans as discount loans and maintains them in a separate portfolio from its other loans.

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

         Commercial and multi-family discount loans generally are reviewed individually. Prior to making an offer to purchase discount loans, the Manager conducts an extensive investigation and evaluation of the loan. Evaluations of potential discount loans are conducted primarily by the Manager's employees who specialize in the analysis of nonperforming loans, often with further specialization based on geographic or collateral specific factors. The Manager's employees regularly use third parties, such as brokers, who are familiar with the property's type and location, to assist them in conducting an evaluation of the collateral property, and depending on the circumstances, particularly in the case of commercial real estate loans, may use subcontractors, such as local counsel and engineering and environmental experts, to assist in the evaluation and verification of information and the gathering of other information not previously made available by the potential seller.

         The Company determines the amount to offer to acquire discount loans by using the Manager's proprietary modeling system and loan information database which focuses on the anticipated recovery amount, timing and cost of resolving the loan. The amount offered by the Company generally is at a discount from both the stated value of the loan and the value of the underlying collateral and is sufficient to generate an acceptable return on the Company's investment. Upon acquisition, the servicing of the loan is transferred to the Manager.

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

         PERFORMING MORTGAGE LOANS FOR SECURITIZATION. The Company has the authority to purchase single family residential loans to pool in a special purpose entity and to issue mortgage-related securities backed by such loans. The Company generally intends to retain the subordinate and residual interests in any such mortgage-related securities and the right to service (by assignment to the Bank) the loans which back such securities.

FEDERAL INCOME TAX CONSIDERATIONS

         The statements in this discussion are based on current provisions of the Code, regulations promulgated under the Code by the Treasury Regulations, the legislative history of the Code, existing administrative rulings and practices of the IRS and judicial decisions. No assurance can be given that future legislative, judicial or administrative actions or decisions, which may be retroactive in effect, will not affect the accuracy of any statements in this Annual Report with respect to the transactions entered into or contemplated prior to the effective date of such changes.

         The Company's ability to qualify and to be taxed as a REIT under the requirements of the Code and the Treasury Regulations promulgated thereunder is dependent upon actual operating results and compliance with distribution and other requirements. Accordingly, no assurance can be given that the actual results of the Company's operations for any particular taxable year will satisfy such requirements. For a discussion of the tax consequences of failure to qualify as a REIT, see " Failure to Qualify" below.

TAXATION OF THE COMPANY

         The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its short taxable year beginning on the day prior to the closing of the Initial Public Offering, and ending on December 31, 1997, and intends to continue to maintain such election through calendar 1998. The following discussion sets forth the material aspects of the Code sections that govern the federal income tax treatment of a REIT and its shareholders, which are highly technical and complex. The discussion does not address taxation of the Company in the event that it ceases to qualify as a REIT. The discussion is qualified in its entirety by the applicable Code provisions, the Treasury Regulations and administrative and judicial interpretations thereof, all of which are subject to change prospectively or retroactively.

         The Company generally will not be subject to federal corporate income tax on its net income that is distributed currently to its shareholders. That treatment substantially eliminates the "double taxation" (I.E., taxation at both the corporate and shareholder levels) that generally results from an investment in a corporation. However, the Company will be subject to federal income tax in the following circumstances. First, the Company will be taxed at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains. Second, under certain circumstances, the Company may be subject to the "alternative minimum tax" on its undistributed items of tax preference, if any. Third, if the Company has (i) net income from the sale or other disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or (ii) other nonqualifying income from foreclosure property, it will be subject to tax at the highest corporate rate on such income. Fourth, if the Company has net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), such income will be subject to a 100% tax. A shared appreciation provision may give rise to income from a prohibited transaction if the debt instrument was in default, or default was imminent, when the instrument was acquired. Fifth, if the Company should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), and nonetheless has maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a 100% tax on the net income attributable to the greater of the amount by which the Company fails the 75% or 95% gross income test. Sixth, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year and (iii) any undistributed taxable income from prior periods, the Company would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, if the Company acquires any asset from a C corporation (I.E., a corporation generally subject to full corporate-level tax) in a merger or other transaction in which the basis of the asset in the Company's hands is determined by reference to the basis of the asset (or any other asset) in the hands of the C corporation and the Company recognizes gain on the disposition of such asset during the 10-year period beginning on the date on which it acquired such asset, then to the extent of such asset's "built-in-gain" (I.E., the excess of the fair market value of such asset at the time of acquisition by the Company over the adjusted basis in such asset at such time), the Company will be subject to tax at the highest regular corporate rate applicable (as provided in Treasury Regulations that have not yet been promulgated). The results described above with respect to the tax on "built-in-gain" assume that the Company will elect pursuant to IRS Notice 88-19 to be subject to the rules described in the preceding sentence if it were to make any such acquisition. Finally, the Company will be subject to tax at the highest marginal corporate rate on the portion of any Excess Inclusion income derived by the Company from REMIC residual interests equal to the percentage of the stock of the Company held by the United States, any state or political subdivision thereof, any foreign government, any international organization, any agency or instrumentality of any of the foregoing, any other tax-exempt organization (other than a farmer's cooperative described in Section 521 of the Code) that is exempt from taxation under the unrelated business taxable income provisions of the Code, or any rural electrical or telephone cooperative (each, a "Disqualified Organization"). Any such tax on the portion of any Excess Inclusion allocable to stock of the Company held by a Disqualified Organization will reduce the cash available for distribution from the Company to all shareholders.

REQUIREMENTS FOR QUALIFICATION

         The Code defines a REIT as a corporation, trust or association: (i) that is managed by one or more trustees or directors; (ii) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest; (iii) that would be taxable as a domestic corporation, but for Sections 856 through 860 of the Code; (iv) that is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons; (vi) not more than 50% in value of the outstanding shares of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of each taxable year (the "5/50 Rule"); (vii) that makes an election to be a REIT (or has made such election for a previous taxable year) and satisfies all relevant filing and other administrative requirements established by the IRS that must be met in order to elect and maintain REIT status; (viii) that uses a calendar year for federal income tax purposes and complies with the recordkeeping requirements of the Code and Treasury Regulations promulgated thereunder; and (ix) that meets certain other tests, described below, regarding the nature of its income and assets. The Code provides that conditions (i) to (iv), inclusive, must be met during the entire taxable year and that condition (v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Conditions (v) and (vi) do not apply until after the first taxable year for which an election is made by the Company to be taxed as a REIT. For purposes of determining stock ownership under the 5/50 Rule, a supplemental unemployment compensation benefits plan, a private foundation or a portion of a trust permanently set aside or used exclusively for charitable purposes generally is considered an individual. A trust that is a qualified trust under Code Section 401(a), however, generally is not considered an individual and beneficiaries of such trust are treated as holding shares of a REIT in proportion to their actuarial interests in such trust for purposes of the 5/50 Rule.

         The Company's subsidiaries include the General Partner and the Limited Partner. Code Section 856(i) provides that a corporation that is a "qualified REIT subsidiary" shall not be treated as a separate corporation, and all assets, liabilities and items of income, deduction and credit of a "qualified REIT subsidiary" shall be treated as assets, liabilities and items of income, deduction and credit of the REIT. A "qualified REIT subsidiary" is a corporation all of the capital stock of which is held by the REIT. Thus, in applying the requirements described herein, any "qualified REIT subsidiaries" of the Company will be ignored, and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as assets, liabilities and items of income, deduction and credit of the Company. The General Partner and the Limited Partner are "qualified REIT subsidiaries." Accordingly, neither the General Partner nor the Limited Partner is subject to federal corporate income taxation, although each may be subject to state and local taxation.

         In the case of a REIT that is a partner in a partnership, Treasury Regulations provide that the REIT will be deemed to own its proportionate share of the assets of the partnership and will be deemed to be entitled to the gross income of the partnership attributable to such share. In addition, the assets and gross income of the partnership will retain the same character in the hands of the REIT for purposes of Section 856 of the Code, including satisfying the gross income and asset tests described below. Because the Company is a partner in the Operating Partnership, the Company's proportionate share of the assets and gross income of the Operating Partnership are treated as assets and gross income of the Company for purposes of applying the requirements described herein.

         INCOME TESTS. In order for the Company to qualify and to maintain its qualification as a REIT, two requirements relating to the Company's gross income must be satisfied annually. First, at least 75% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must consist of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including "rents from real property" and interest on obligations secured by mortgages on real property or on interests in real property) or temporary investment income. Second, at least 95% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property, mortgages on real property or temporary investments, and from dividends, other types of interest, certain payments under hedging instruments and gain from the sale or disposition of stock, securities and certain hedging instruments, or from any combination of the foregoing. The specific application of these tests to the Company is discussed below.

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

         Interest on obligations secured by mortgages on real property or on interests in real property is qualifying income for purposes of the 75% gross income test. Any amount includible in gross income with respect to a regular or residual interest in a REMIC generally is treated as interest on an obligation secured by a mortgage on real property. If, however, less than 95% of the assets of a REMIC consists of real estate assets (determined as if the Company held such assets), the Company will be treated as receiving directly its proportionate share of the income of the REMIC. In addition, if the Company receives interest income with respect to a mortgage loan that is secured by both real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date the Company purchased the mortgage loan, the interest income will be apportioned between the real property and the other property, which apportionment may cause the Company to recognize income that is not qualifying income for purposes of the 75% gross income test.

         Interest, OID and market discount income that the Company derives from its investments in subordinate and residual interests generally will be qualifying interest income for purposes of both the 75% and the 95% gross income tests, except to the extent that less than 95% of the assets of a REMIC in which the Company holds an interest consists of real estate assets (determined as if the Company held such assets), and the Company's proportionate share of the income of the REMIC includes income that is not qualifying income for purposes of the 75% and 95% gross income tests. Most of the income that the Company recognizes with respect to its investments in loans will be qualifying income for purposes of both gross income tests. In some cases, however, the loan amount may exceed the value of the real property securing the loan, which will result in a portion of the income from the loan being classified as qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test. It is also possible that, in some instances, the interest income from a loan may be based in part on the borrower's profits or net income, which generally will disqualify the income from the loan for purposes of both the 75% and the 95% gross income tests.

         The Company may originate or acquire construction loans or mezzanine loans that have shared appreciation provisions. The Company generally will be required to recognize income from a shared appreciation provision over the term of the related loan using the constant yield method pursuant to certain Treasury Regulations. The Company may also acquire distressed mortgage loans with shared appreciation provisions. Such loans may be subject to the 100% tax on net income. See "Taxation of the Company" above.

         The Company may originate or acquire and securitize loans through the issuance of non-REMIC CMOs. As a result of such transactions, the Company will retain an equity ownership interest in the loans that, after considering the notes issued in the securitization, has economic characteristics similar to those of a subordinate interest. In addition, the Company may resecuritize mortgage-related securities (or non-REMIC CMOs) through the issuance of non-REMIC CMOs, retaining an equity interest in the mortgage-related securities used as collateral in the resecuritization transaction. The Company does not intend to enter into any such transactions that could cause the Company to fail to satisfy the gross income tests or the asset tests described herein.

         The Company may receive income not described above that is not qualifying income for purposes of the 75% and 95% gross income tests. For example, certain fees for services rendered by the Operating Partnership will not be qualifying income for purposes of the gross income tests. It is not anticipated that the Operating Partnership will receive a significant amount of such fees. Such fees include, without limitation: (i) fees for servicing loans,
(ii) fees for performing underwriting or appraisal services for others and (iii) fees for managing property owned by others. The Company will monitor the amount of nonqualifying income produced by its assets and intends to manage its portfolio in order to comply at all times with the two gross income tests.

         The rent received by the Company from the tenants of its real property ("Rent") will qualify as "rents from real property" in satisfying the gross income tests for a REIT described above only if several conditions are met. First, the amount of Rent must not be based, in whole or in part, on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term "rents from real property" solely by reason of being based on a fixed percentage or percentages of receipts or sales. Second, the Code provides that the Rent received from a tenant will not qualify as "rents from real property" in satisfying the gross income tests if the Company, or a direct or indirect owner of 10% or more of the Company, owns 10% or more of such tenant, taking into account both direct and constructive ownership (a "Related Party Tenant"). Third, if Rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total Rent received under the lease, then the portion of Rent attributable to such personal property will not qualify as "rents from real property." Finally, for the Rent to qualify as "rents from real property," the Company generally must not operate or manage the real property or furnish or render services to the tenants of such real property, other than through an "independent contractor" who is adequately compensated and from whom the Company derives no revenue. (An "independent contractor" for this purpose generally means a service provider that is not (i) an employee of the Company or (ii) in general, an entity which owns 35% or more of the Company or an entity of which the persons owning a greater than 35% equity interest also own 35% or more of the Company.) The "independent contractor" requirement, however, does not apply to the extent the services provided by the Company are "usually or customarily rendered" in connection with the rental of space for occupancy only and are not otherwise considered "rendered to the occupant." Pursuant to a de minimus exception, the Company may provide non-customary services to its tenants other than through an independent contractor without disqualifying the income from the property as long as the amount the Company receives for the impermissible services does not exceed 1% of the Company's gross income from the property. The amount that the Company receives that is attributable to impermissible services cannot be valued at less than 150% of the direct cost to the Company of providing the services.

         It is the Company's policy that it will not charge Rent for any portion of any Real Property that is based, in whole or in part, on the income or profits of any person (except by reason of being based on a fixed percentage or percentages of receipts of sales, as described above) to the extent that the receipt of such Rent would jeopardize the Company's status as a REIT. In addition, it is the Company's intention that, to the extent that it receives Rent from a Related Party Tenant, such Rent will not cause the Company to fail to satisfy either the 75% or 95% gross income test. It is also the Company's intention that it will not allow the Rent attributable to personal property leased in connection with any lease of real property to exceed 15% of the total Rent received under the lease, if the receipt of such Rent would cause the Company to fail to satisfy either the 75% or 95% gross income test. Finally, the Company intends that it will not operate or manage its real property or furnish or render noncustomary services to the tenants of its real property other than through an "independent contractor," to the extent that such operation or the provision of such services would jeopardize the Company's status as a REIT.

         REITs generally are subject to tax at the maximum corporate rate on any income from foreclosure property (other than income that would be qualifying income for purposes of the 75% gross income test), less expenses directly connected with the production of such income. "Foreclosure property" is defined as any real property (including interests in real property) and any personal property incident to such real property (i) that is acquired by a REIT as the result of such REIT having bid in such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default (or default was imminent) on a lease of such property or on an indebtedness owed to the REIT that such property secured, (ii) for which the related loan was acquired by the REIT at a time when default was not imminent or anticipated and (iii) for which such REIT makes a proper election to treat such property as foreclosure property. The Company does not anticipate that it will receive any income from foreclosure property that is not qualifying income for purposes of the 75% gross income test, but, if the Company does receive any such income, the Company intends to make an election to treat the related property as foreclosure property.

         If property is not eligible for the election to be treated as foreclosure property ("Ineligible Property") because the related loan was acquired by the REIT at a time when default was imminent or anticipated, income received with respect to such Ineligible Property may not be qualifying income for purposes of the 75% or 95% gross income test. The Company anticipates that any income it receives with respect to Ineligible Property will be qualifying income for purposes of the 75% and 95% gross income tests.

         Net income derived from a "prohibited transaction" is subject to a 100% tax. The term "prohibited transaction" generally includes a sale or other disposition of property (other than foreclosure property) that is held primarily for sale to customers in the ordinary course of a trade or business. The Company believes that no asset owned by the Company or the Operating Partnership will be held for sale to customers and that a sale of any such asset will not be in the ordinary course of the Company's or the Operating Partnership's business. Whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends, however, on the facts and circumstances in effect from time to time, including those related to a particular property. Nevertheless, the Company will attempt to comply with the terms of safeharbor provisions in the Code prescribing when asset sales will not be characterized as prohibited transactions. Complete assurance cannot be given, however, that the Company can comply with the safeharbor provisions of the Code or avoid owning property that may be characterized as property held "primarily for sale to customers in the ordinary course of a trade or business."

         From time to time the Company enters into hedging transactions with respect to one or more of its assets or liabilities. Any such hedging transactions could take a variety of forms, including interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts and options. To the extent that the Company enters into an interest rate swap or cap contract to hedge its interest rate risk with respect to indebtedness incurred or to be incurred to acquire or carry real estate assets, any periodic income or gain from the disposition of such contract should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. To the extent that the Company hedges with other types of financial instruments or in other situations, it may not be entirely clear how the income from those transactions will be treated for purposes of the various income tests that apply to REITs under the Code. The Company intends to structure any hedging transactions in a manner that does not jeopardize its status as a REIT.
Accordingly, the Company may conduct some or all of its hedging activities through a corporate subsidiary that is fully subject to federal corporate income tax.

         If the Company fails to satisfy one or both of the 75% and 95% gross income tests for any taxable year, it nevertheless may qualify as a REIT for such year if it is entitled to relief under certain provisions of the Code. Those relief provisions generally will be available if the Company's failure to meet such tests is due to reasonable cause and not due to willful neglect, the Company attaches a schedule of the sources of its income to its return and any incorrect information on the schedule was not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances the Company would be entitled to the benefit of those relief provisions. As discussed above, even if those relief provisions apply, a 100% tax would be imposed on the net income attributable to the greater of the amount by which the Company fails the 75% or 95% gross income test.

         ASSET TESTS. The Company, at the close of each quarter of each taxable year, also must satisfy two tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must be represented by cash or cash items (including certain receivables), government securities, "real estate assets," or, in cases where the Company raises new capital through stock or long-term (at least five-year) debt offerings, temporary investments in stock or debt instruments during the one-year period following the Company's receipt of such capital. The term "real estate assets" includes interests in real property, interests in mortgages on real property to the extent the principal balance of a mortgage does not exceed the fair market value of the associated real property, regular or residual interests in a REMIC (except that, if less than 95% of the assets of a REMIC consists of "real estate assets" (determined as if the Company held such assets), the Company will be treated as holding directly its proportionate share of the assets of such REMIC), and shares of other REITs. For purposes of the 75% asset test, the term "interest in real property" includes an interest in mortgage loans or land and improvements thereon, such as buildings or other inherently permanent structures (including items that are structural components of such buildings or structures), a leasehold of real property, and an option to acquire real property (or a leasehold of real property). An "interest" in real property also generally includes an interest in mortgage loans secured by controlling equity interests in entities treated as partnerships for federal income tax purposes that own real property, to the extent that the principal balance of the mortgage does not exceed the fair market value of the real property that is allocable to the equity interest. Second, of the investments not included in the 75% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets, and the Company may not own more than 10% of any one issuer's outstanding voting securities (except for its interests in the Operating Partnership, the General Partner, the Limited Partner, any other qualified REIT subsidiary, partnership or any other REIT).

         The Company expects that any distressed real properties, subordinate and residual interests, IOs, Inverse IOs and temporary investments that it acquires generally will be qualifying assets for purposes of the 75% asset test, except to the extent that less than 95% of the assets of a REMIC in which the Company owns an interest consists of "real estate assets" and the Company's proportionate share of those assets includes assets that are nonqualifying assets for purposes of the 75% asset test. Loans also will be qualifying assets for purposes of the 75% asset test to the extent that the principal balance of each mortgage loan does not exceed the value of the associated real property. The Company will monitor the status of the assets that it acquires for purposes of the various asset tests and intends to manage its portfolio in order to comply at all times with such tests.

         If the Company should fail to satisfy the asset tests at the end of a calendar quarter, such a failure would not cause it to lose its REIT status if
(i) it satisfied the asset tests at the close of the preceding calendar quarter and (ii) the discrepancy between the value of the Company's assets and the asset test requirements arose from changes in the market values of its assets and was not wholly or partly caused by the acquisition of one or more non-qualifying assets. If the condition described in clause (ii) of the preceding sentence were not satisfied, the Company still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.

         RECORDKEEPING REQUIREMENTS. Pursuant to applicable Treasury Regulations, in order to be able to elect to be taxed as a REIT, the Company must maintain certain records and request on an annual basis certain information from its shareholders designed to disclose the actual ownership of its outstanding stock. The Company intends to comply with such requirements.

DISTRIBUTION REQUIREMENTS

         The Company, in order to avoid corporate income taxation of the earnings that it distributes, is required to distribute with respect to each taxable year dividends (other than capital gain dividends) to its shareholders in an aggregate amount at least equal to (i) the sum of (A) 95% of its "REIT taxable income" (computed without regard to the dividends paid deduction and its net capital gains) and (B) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its federal income tax return for such year and if paid on or before the first regular dividend payment date after such declaration. To the extent that the Company does not distribute all of its net capital gain or distributes at least 95%, but less than 100%, of its "REIT taxable income," as adjusted, it will be subject to tax thereon at regular ordinary and capital gains corporate tax rates. Furthermore, if the Company should fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates falling in the last three months of the calendar year, by the end of the January immediately following such year) at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain income for such year and (iii) any undistributed taxable income from prior periods, the Company would be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed. The Company intends to make distributions sufficient to satisfy the annual distribution requirements, although it incurred a liability as a result of the above-mentioned excise tax in connection with a decision to defer payment of a dividend on the Common Stock in the fourth quarter of 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proposed Change in REIT Status" under Item 7.

         It is possible that, from time to time, the Company may experience timing differences between (i) the actual receipt of income and actual payment of deductible expenses and (ii) the inclusion of that income and deduction of such expenses in arriving at its REIT taxable income. For example, the Company will recognize taxable income in excess of its cash receipts when, as generally happens, OID accrues with respect to its subordinated interests. Furthermore, some loans, IOs and Inverse IOs may be deemed to have OID, in which case the Company will be required to recognize taxable income in advance of the related cash flow. In addition, pursuant to certain Treasury Regulations, the Company may be required to recognize the amount of any payment to be made pursuant to a shared appreciation provision over the term of the related loan using the constant yield method. OID generally will be accrued using a methodology that does not allow credit losses to be reflected until they are actually incurred. In addition, the Company may recognize taxable market discount income upon the receipt of proceeds from the disposition of, or principal payments on, subordinated interests and loans that are "market discount bonds" (I.E., obligations with a stated redemption price at maturity that is greater than the Company's tax basis in such obligations), although such proceeds often will be used to make non-deductible principal payments on related borrowings. The Company also may recognize Excess Inclusion or other "phantom" taxable income from REMIC residual interests. It also is possible that, from time to time, the Company may recognize net capital gains attributable to the sale of depreciated property that exceeds its cash receipts from the sale. Finally, the Company may recognize taxable income without receiving a corresponding cash distribution if it forecloses on or makes a "significant modification" (as defined in Treasury Regulations Section 1.1001-3(e)) to a loan, to the extent that the fair market value of the underlying property or the principal amount of the modified loan, as applicable, exceeds the Company's basis in the original loan. Therefore, the Company may have less cash than is necessary to meet its annual 95% distribution requirement or to avoid corporate income tax or the excise tax imposed on certain undistributed income. In such a situation, the Company may find it necessary to arrange for short-term (or possibly long-term) borrowings or to raise funds through the issuance of capital stock.

         Under certain circumstances, the Company may be able to rectify a failure to meet the distribution requirements for a year by paying "deficiency dividends" to its shareholders in a later year, which may be included in the Company's deduction for dividends paid for the earlier year. Although the Company may be able to avoid being taxed on amounts distributed as deficiency dividends, it will be required to pay to the IRS interest based upon the amount of any deduction taken for deficiency dividends.

FAILURE TO QUALIFY

         If the Company fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to the Company's shareholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. In such event, to the extent of the Company's current and accumulated earnings and profits, all distributions to shareholders will be taxable as ordinary income and, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statutory provisions, the Company also will be disqualified from taxation as a REIT for the four taxable years following the year during which the Company ceased to qualify as a REIT. It is not possible to state whether in all circumstances the Company would be entitled to such statutory relief.

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

         MORTGAGE-RELATED SECURITIES. Until recently the competition for subordinate interests in mortgage-related securities was intense and dominated by a relatively few large entities, including Criimi Mae, Inc. Other significant purchasers of these securities from time to time have included General Electric Capital Corporation, First Chicago Commercial Assets, Wilshire Real Estate Investment Trust, Amresco, Inc., Clarion Capital Corp. and Anthracite Capital, Inc. Recent volatility in the U.S. and foreign stock markets in general and the market for high-risk debt securities in particular has significantly decreased the number of entities which are willing to purchase subordinate interests at current prices and resulted in Criimi Mae, Inc. filing for bankruptcy. Currently, the Company is unable to predict the market for such securities in the future or the nature of any competition which it may encounter for such securities in the event that it resumes investment activities.

         REAL ESTATE. The markets in which the Company invests in commercial and multi-family real estate are located nationwide and characterized by competitive factors that vary based upon the type of real estate and geographic region. In general, in periods of increasing real estate values the market for commercial and multi-family real estate is highly competitive. The Company's competitors for investments in real estate include Goldman Sach's Whitehall Street Real Estate Funds, Cargill Financial Services, Colony Capital Management, Lone Star Financial and other REITs, insurance companies and institutional lenders.

         COMMERCIAL AND MULTI-FAMILY LENDING ACTIVITIES. The markets in which the Company conducts commercial and multi-family lending activities are located nationwide and characterized by competitive factors that vary based upon the type of loan product and geographic region. The Company's competitors for commercial and multi-family loans include commercial banks, thrift institutions, insurance companies, finance companies, asset-based lenders and other REITs.

ITEM 2.  PROPERTIES

         The Company does not maintain an office. It relies on the facilities provided by its Manager, OCC. For information regarding real estate acquired by the Company for investment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at December 31, 1998 and 1997 - Investment in Real Estate" under Item 7.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor the Operating Partnership is currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company or the Operating Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKETS FOR THE  REGISTRANT'S  COMMON  EQUITY AND RELATED  STOCKHOLDER
         MATTERS

PRICE RANGE OF THE COMMON STOCK

         The Common Stock began trading on the Nasdaq Stock Market's National Market ("NASDAQ") on May 14, 1997 under the symbol "OAIC". On May 1, 1998, the Common Stock began trading on the New York Stock Exchange under the symbol "OAC." Upon effectiveness of the NYSE listing, the Company delisted its common stock from NASDAQ. The following table sets forth for the indicated periods the high and low bid prices for the common stock, as traded on each market.


                                                        1998                           1997
                                             -------------------------     -------------------------
                                                HIGH            LOW            HIGH           LOW
                                             ---------      ----------     ----------     ----------
       First quarter .....................   $  21.000      $   16.750     $      N/A     $      N/A
       Second quarter ....................      18.875          15.875         20.125         17.875
       Third quarter......................      17.000           6.125         24.875         19.750
       Fourth quarter.....................       6.938           3.125         24.000         17.500


       At the close of business on March 9, 1999, the Company's Common Stock price was $4.187.

NUMBER OF HOLDERS OF COMMON STOCK

         At March 9, 1999, 18,965,000 shares of Common Stock were outstanding and held by approximately 87 holders of record, which does not reflect the number of beneficial owners of the Common Stock. The following table sets forth the amount of cash dividends declared on the Common Stock during the periods indicated.


                                                             1998        1997
                                                          ---------    --------

         First quarter................................    $   0.25     $     --
         Second quarter ..............................        0.49         0.10
         Third quarter................................        0.44         0.24
         Fourth quarter...............................          --         0.39


(1) Includes June 1998 special dividend of $0.08 per share attributable to the Company's remaining undistributed 1997 taxable income.

(2) The Board of Directors has deferred declaration and payment of the Company's final 1998 dividend, which is expected to range from $14.6 million, or $0.77 per share, to $16.1 million, or $0.85 per share. The Board expects to pay this dividend in 1999, although there can be no assurance as to whether or when that dividend will be paid.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents selected consolidated financial data of the Company at the dates and for the periods indicated. The selected balance sheet data at December 31, 1998 and 1997, and the operations data for the year ended December 31, 1998 and for the period May 14, 1997 to December 31, 1997, have been derived from the consolidated financial statements audited by

PricewaterhouseCoopers LLP, independent certified public accountants. The selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by reference to, the information in the consolidated financial statements and related notes set forth elsewhere herein.


                                                                         ------------     ------------
(Dollars in Thousands, except share data)                                    1998              1997
                                                                         ------------     ------------
OPERATIONS DATA:
     Net interest income .............................................   $     34,789     $     13,462
     Real estate income, net .........................................          1,140            1,494
     Expenses ........................................................         13,317            3,155
     Loss on securities, derivatives and real estate .................        (86,267)              --
     Extraordinary gain on repurchase of debt ........................            615               --
     Minority interest in net loss (income) of consolidated subsidiary          4,855               (9)
                                                                         ------------     ------------
       Net (loss) income .............................................   $    (58,186)    $     11,792

COMMON STOCK DATA:
     Earnings (loss) per share:
       Basic .........................................................   $      (3.07)    $       0.62
       Diluted .......................................................   $      (3.07)    $       0.60

     Weighted average common shares outstanding:
       Basic .........................................................     18,965,000       19,108,789
       Diluted .......................................................     18,965,000       19,564,770
     Book value per share ............................................   $      11.66     $      14.30
     Cash dividends per share ........................................   $       1.18     $       0.73

BALANCE SHEET DATA:
   Total assets ......................................................   $    888,326     $    288,003
   Cash and cash equivalents .........................................         53,365           48,677
   Securities available for sale .....................................        351,154          146,027
   Commercial and multi-family loans, net ............................         65,283            9,481
   Residential loans, net ............................................          8,058            6,350
   Discount loan portfolio, net ......................................          5,618           26,979
   Investment in real estate, net ....................................        208,059           45,430
   Minority interest .................................................         23,914            2,942
   Securities sold under agreements to repurchase ....................        138,612               --
   Obligations outstanding under line of credit ......................         34,472               --
   Obligations outstanding under line of credit - real estate ........        142,557               --
   11.5% Redeemable Notes due 2005 ...................................        143,000               --
   Shareholders' equity ..............................................        221,176          271,258

SELECTED OTHER DATA AND RATIOS:
   Average assets ....................................................   $    708,190     $    289,215
   Average equity ....................................................        268,966          284,260
   Return on average assets ..........................................          (8.22)%           6.56%
   Return on average equity ..........................................         (21.63)%           6.67%
   Net interest spread ...............................................           3.21%            8.56%
   Net interest margin ...............................................           6.49%            8.56%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's consolidated financial condition, results from operations, and capital resources and liquidity should be read in conjunction with the Consolidated Financial Information and the Consolidated Financial Statements and related notes included elsewhere herein.

GENERAL

         The Company reported a net loss of $58.2 million or $3.07 per fully diluted share for the year ended December 31, 1998. These losses were primarily attributable to: (i) $65.1 million of losses on subordinate and residual interests in mortgage-related securities and derivatives, which were adversely affected by increased prepayments of the underlying mortgage loans and the substantial volatility in U.S. and foreign stock markets in the second half of 1998, which has resulted in widening mortgage spreads and declining market liquidity and (ii) $17.1 million of losses incurred in connection with the
Company's AAA-rated portfolio of agency interest only ("IO") and inverse floating rate interest only ("Inverse IO") classes of mortgage-related securities backed by single family residential loans (the "IO Portfolio"), which were adversely affected in the first quarter of 1998 by a projected increase in prepayments of the underlying mortgages in response to a decrease in market interest rates. Moreover, as a result of these conditions, in recent months there has been a general "flight to quality" by investors, with the result that the market for the subordinate and residual mortgage-related securities has been substantially reduced or eliminated. These factors have adversely affected the operations and financial condition of numerous companies in the financial service, REIT and mortgage-backed security sectors, including the Company.

         As a result of the foregoing developments, particularly as they relate to the Company's subordinate and residual mortgage-related securities, the Company has been receiving requests from its lenders to pledge additional collateral or post additional cash margins (referred to herein collectively as "collateral") pursuant to the terms of its loan agreements, which it has been able to meet as of the date hereof. The Company has decided that, for the foreseeable future, it does not plan to acquire any additional assets or fund any additional loans (beyond those which are currently committed), and it will work to accelerate the stabilization of its existing assets and increase its overall liquidity position. As a result, the Company has curtailed each of its business lines, which include the acquisition of subordinate and residual interests in residential and commercial mortgage-related securities, underperforming real estate and residential and commercial real estate loans, including construction and renovation loans.

PROPOSED CHANGE IN REIT STATUS

         On December 21, 1998, the Company announced that its Board of Directors had approved a proposal to terminate the Company's status as a REIT effective for calendar 1999. The proposal, which requires amendment of the Company's Articles of Incorporation, is subject to shareholder approval. The Board currently anticipates that this proposal will be considered at the Annual Meeting of Shareholders of the Company which is scheduled to be held in May 1999. If approved, the Company will be treated as a general corporation for federal, state and local tax purposes and will be subject to federal, state and local income tax on its taxable income. In addition, the Company would not be eligible to re-elect REIT status until 2004.

         The Board of Directors action is motivated by the desire to enhance shareholder value. Unlike general corporations, REITs are penalized for not distributing at least 95% of taxable income to their shareholders, although general corporations do pay corporate income tax on taxable income. By eliminating the dividend requirement, retained earnings can be used to enhance liquidity, improve shareholders' equity and facilitate the transition of the Company to a different strategy.

         Currently, it is not anticipated that the proposal to terminate the Company's status as a REIT, if adopted by shareholders, will result in any material change in the Company's current plans to cease to acquire additional assets or fund additional loans or, in the event that the Company resumes investment activities, in the Company's investment guidelines and practices or corporate structure, although there can be no assurance that this will be the case.

         Consistent with the Company's focus on enhancing shareholder value and improving liquidity, the Board of Directors has deferred declaration and payment of the Company's final 1998 dividend, which is expected to range from $14.6 million, or $0.77 per share, to $16.1 million, or $0.85 per share. The Board expects to pay this dividend in 1999, although there can be no assurance as to whether or when that dividend will be paid.

         Assuming that the Company's status as a REIT will terminate for 1999 and that the Company will be taxed as a general corporation for 1999 and future years, the Company will be subject to federal income taxes on taxable income earned during 1999 and thereafter and will no longer be entitled to a deduction for any dividends paid to shareholders. In addition, the Company will not be subject to the distribution rules applicable to REITs. Corporate shareholders that satisfy certain holding period requirements will be entitled to a dividends received deduction on dividends paid out of current or accumulated earnings and profits. The Company, however, does not currently anticipate paying dividends on its common stock following termination of its REIT status (except to the extent necessary to meet the remainder of the REIT distribution requirement for 1998). Any distributions on the Common Stock will be treated as dividends for federal income tax purposes to the extent of the Company's current or accumulated earnings and profits and, as such, will be eligible for any applicable dividends received deduction for corporate shareholders (except to the extent that such dividends constitute all or a portion of the remainder of the Company's REIT distribution requirement for 1998) and will be treated as ordinary dividend income for other shareholders.

         The Company anticipates that as a result of the deferral of its final 1998 dividend it will be subject to a 4% non-deductible excise tax imposed by
Section 4981 of the Code on REITs that fail to make certain distributions by calendar year-end. Pursuant to Section 4981 of the Code, if the Company should fail to distribute during each calendar year (or, in the case of distribution with declaration and record dates falling in the last three months of the calendar year, by the end of January immediately following such year) at least the sum of: (i) 85% of the Company's ordinary income for the calendar year, (ii) 95% of the Company's capital gain net income for the calendar year and (iii) any undistributed taxable income from prior periods, the Company would be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed. The Company currently estimates that the deferral of its quarterly dividend will result in the incurrence of an excise tax liability under Section 4981 of the Code of approximately $0.4 million.

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE PERIOD MAY 14, 1997 TO DECEMBER 31, 1997

         GENERAL. Net loss for the year ended December 31, 1998 was $58.2 million, a decrease of $70.0 million, compared to net income of $11.8 million for the period ended December 31, 1997. This decrease was due primarily to impairment losses on securities, derivatives and real estate of $86.3 million and an increase in other expenses of $10.2 million, which were partially offset by an increase in net interest income of $22.0 million.

        INTEREST INCOME. Interest income increased $49.5 million to $63.0 million for the year ended December 31, 1998 from $13.5 million for the period May 14, 1997 to December 31, 1997. This increase was primarily due to additional interest of $16.6 million on loans and $37.1 million on the securities available for sale portfolio, which was partially offset by a decrease of $4.3 million on repurchase agreements and interest-bearing deposits. The increase in interest resulted from additional investments in interest earning assets. Securities available for sale increased from an average balance of $101.0 million to $396.9 million, residential loans increased from an average balance of $3.7 million to $95.4 million and commercial and multi-family loans increased from an average balance of $6.6 million to $59.4 million. The average balance on repurchase agreements and interest-bearing deposits decreased from $101.7 million in 1997 to $25.1 million in 1998.

        INTEREST EXPENSE. The Company had no interest expense during 1997, compared to $27.5 million during 1998. The Company was newly-formed and unleveraged during 1997 (OAC commenced operations on May 14, 1997). Interest expense does not include the expense associated with the borrowings secured by investments in real estate, which is included in determining the operations of the Company's real estate. See " -Real Estate Income, Net" below.

         NET INTEREST INCOME. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them.

         The  following  table sets forth  certain  information  relating to the
Company's consolidated statements of financial condition and consolidated statement of operations form the periods indicated, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.


                                                                         For the Three Months Ended December 31,
                                                     -------------------------------------------------------------------------
(Dollars In Thousands)                                                1998                                    1997
                                                     ---------------------------------    ------------------------------------
                                                     Average               Annualized     Average                  Annualized
                                                     Balance    Interest   Yield/Rates    Balance       Interest   Yield/Rates
                                                     -------    --------   -----------    -------       --------   -----------
Interest-earning assets:
   Repurchase agreements and interest-bearing
     deposits .....................................  $ 25,176   $    203       3.16%     $  101,715     $  1,388       5.41%
   Securities available for sale ..................   396,965     13,456      13.56         101,047        2,866      11.25
   Commercial and multi-family loan portfolio, net.    59,408      1,950      13.13           6,637          245      14.65
   Match funded residential loans, net ............    93,929      1,915       8.16              --           --         --
   Residential loan portfolio, net ................    95,444      1,949       8.17           3,671           60       6.48
   Discount loans, net ............................     7,752        397      20.49          26,636          908      13.52
                                                     --------   --------      -----      ----------     --------      -----
     Total interest-earning assets ................  $679,214   $ 19,870      11.70%     $  239,706     $  5,467       9.05%
                                                     --------   --------      -----      ----------     --------      -----
Interest-bearing liabilities:
   Securities sold under agreements to repurchase..  $159,001   $  3,361       8.46%     $       --     $     --         --%
   Obligations outstanding under lines of credit ..    96,902      1,687       6.96              --           --         --
   11.5% Redeemable Notes due 2005 ................   143,000      4,111      11.50              --           --         --
   Bonds match funded .............................    91,372      1,531       6.70              --           --         --
                                                     --------   --------      -----      ----------     --------      -----
     Total interest-bearing liabilities ...........  $490,275   $ 10,690       8.72%     $       --     $     --         --%
                                                     --------   --------      -----      ----------     --------      -----

Net interest income/spread (1).....................             $  9,180       2.98%                    $  5,467       9.05%
                                                                ========                                ========
Net interest margin (2)............................                            5.41%                                   9.05%

                                                             For the Year Ended              For the Period May 14, 1997 to
                                                             December 31, 1998                      December 31, 1997
                                                     ---------------------------------    ------------------------------------
                                                     Average               Annualized     Average                  Annualized
                                                     Balance    Interest   Yield/Rates    Balance       Interest   Yield/Rates
                                                     -------    --------   -----------    -------       --------   -----------
Interest-earning assets:
   Repurchase agreements and interest-bearing
     deposits .....................................  $ 26,209   $  1,213       4.63%     $  155,757     $  5,539       5.72%
   Securities available for trading ...............    21,757        107       0.49              --           --         --
   Securities available for sale ..................   312,433     43,446      13.91          76,423        6,363      13.39
   Commercial and multi-family loan portfolio, net.    43,862      5,736      13.08           2,691          245      14.64
   Match funded residential loans, net ............    23,675      1,915       8.09              --           --         --
   Residential loan portfolio, net ................   104,494      8,424       8.06           1,604           66       6.62
   Discount loans, net ............................    13,802      2,117      15.34          16,453        1,249      12.20
                                                     --------   --------      -----      ----------     --------      -----
     Total interest-earning assets ................  $546,232   $ 62,958      11.53%     $  252,928     $ 13,462       8.56%
                                                     --------   --------      -----      ----------     --------      -----

Interest-bearing liabilities:
   Securities sold under agreements to repurchase..  $146,533   $ 11,683       7.97%     $       --     $     --         --%
   Obligations outstanding under lines of credit...    93,425      6,516       6.97              --           --         --
   11.5% Redeemable Notes due 2005 ................    67,814      7,799      11.50              --           --         --
   Bonds match funded .............................    23,031      1,530       6.65              --           --         --
                                                     --------   --------      -----      ----------     --------      -----
     Total interest-bearing liabilities ...........  $330,803   $ 27,528       8.32%     $       --     $     --         --%
                                                     --------   --------      -----      ----------     --------      -----

Net interest income/spread (1).....................             $ 35,430       3.21%                    $ 13,462       8.56%
                                                                ========                                ========
Net interest margin (2)............................                            6.49%                                   8.56%


(1)  Interest rate spread represents the difference  between the average rate on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.

(2)  Net interest income divided by average interest-earning assets.

         PROVISION FOR LOAN LOSSES. The allowance for loan losses was established in 1998. The provision for loan losses during 1998 amounted to $0.6 million, which reflected the Company's evaluation of current economic conditions, a credit review of loans, an analysis of specific loan situations and the size and composition of the commercial and multi-family loan portfolio. At December 31, 1997, the Company had not established an allowance for loan losses on the single family residential loan portfolio or its discount loan portfolios.

         REAL ESTATE INCOME, NET. Real estate income, net decreased $0.4 million to $1.1 million for the year ended December 31, 1998, compared to 1997. This decrease was primarily due to a $20.5 million increase in rental income, offset by a $10.3 million increase in rental operation expense, a $3.4 million increase in depreciation and amortization expense, and a $7.2 million increase in interest expense. These increases in real estate operating income and expenses, compared to 1997, were largely the result of an increase in OAC's investment in real estate, net of $208.1 million at December 31, 1998, compared to $45.4 million at December 31, 1997, which was not leveraged. Real estate income, net does not include writedowns in the value of real estate which are included in losses on securities, derivatives and real estate, as discussed below.

         OTHER EXPENSES. Other expenses increased $10.2 million to $13.3 million for the year ended December 31, 1998, compared to 1997. This increase was largely due to a $4.1 million increase in management fees, a $5.3 million increase in other expenses (which consisted generally of servicing, accounting, audit, legal, excise tax, and bond amortization expenses), and a $1.5 million increase in due diligence expense. These increases in other expenses were largely the result of OAC becoming fully invested and leveraging its assets in 1998. The management fees payable by the Company to OCC totaled $5.9 million for the year ended December 31, 1998.

         LOSSES ON SECURITIES, DERIVATIVES AND REAL ESTATE. Due primarily to accelerated prepayment speeds, widening mortgage spreads, and declining market liquidity, all of which adversely affected the Company's securities available for sale and derivatives, OAC recognized a $86.3 million charge to earnings during 1998. This charge was comprised primarily of a $79.7 million write-down of the securities available for sale portfolio (subordinate and residual mortgage-backed securities), a loss of $2.6 million on derivatives and a $3.9 million charge on a property located in Halifax, Nova Scotia, as discussed under "Comparison of Financial Condition at December 31, 1998 and 1997 - Investment in Real Estate" below.

         MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY. Minority interest in net loss of consolidated subsidiary increased $4.9 million for the year ended December 31, 1998, which represented the portion of the Operating Partnership's loss attributed to the limited partnership interest owned by IMIHC, an affiliate of OCC. OAC has a 91.3% ownership interest in the Operating Partnership.

         EXTRAORDINARY GAIN ON REPURCHASE OF DEBT. On September 30, 1998, OAC repurchased in the open market $7.0 million of its $150.0 million outstanding 11.5% Redeemable Notes due 2005. This resulted in OAC realizing an extraordinary gain of $0.6 million during the third quarter of 1998. At December 31, 1998, the outstanding balance of the Redeemable Notes was $143.0 million.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND 1997

         The following table sets forth information relating to certain of the Company's assets and liabilities at the dates indicated:


                                                                             December 31,        December 31,      Increase
                                                                                 1998                1997          (Decrease)
                                                                           ---------------      --------------   --------------
ASSETS:
    Cash and amounts due from depository institutions..................    $     3,484,929      $      331,047   $    3,153,882
    Interest-bearing deposits..........................................         49,880,276          48,346,076        1,534,200
    Securities available for sale, at fair value.......................        351,153,971         146,026,907      205,127,064
    Commercial and multi-family loan portfolio, net....................         65,282,965           9,481,436       55,801,529
    Residential loan portfolio, net....................................          8,058,445           6,350,043        1,708,402
    Match funded residential loans, net................................        173,609,873                  --      173,609,873
    Discount loan portfolio, net.......................................          5,618,022          26,978,888     (21,360,866)
    Investment in real estate, net.....................................        208,058,721          45,430,039      162,628,682
    Principal and interest receivable..................................          7,475,795           2,518,272        4,957,523
    Deposits on pending asset acquisitions.............................                 --           1,000,000      (1,000,000)
    Other assets.......................................................         15,702,816           1,540,633       14,162,183
                                                                           ---------------      --------------   --------------
       Total assets....................................................    $   888,325,813      $  288,003,341   $  600,322,472
                                                                           ===============      ==============   ==============
LIABILITIES:
    Securities sold under agreements to repurchase.....................    $   138,611,824      $           --   $  138,611,824
    Obligations outstanding under lines of credit......................         34,472,404                  --       34,472,404
    Obligations outstanding under lines of credit-
      secured by real estate ..........................................        142,556,880                  --      142,556,880
    11.5% Redeemable Notes due 2005....................................        143,000,000                  --      143,000,000
    Bonds - match funded loan agreement................................        163,403,966                  --      163,403,966
    Dividends and distributions payable................................                 --           7,458,750      (7,458,750)
    Accrued expenses, payables and other liabilities...................         21,190,288           6,344,783       14,845,505
                                                                           ---------------      --------------   --------------
       Total liabilities...............................................        643,235,362          13,803,533      629,431,829
                                                                           ---------------      --------------   --------------
Minority interest .....................................................         23,914,058           2,941,541       20,972,517
                                                                           ---------------      --------------   --------------

Shareholders' equity:..................................................    $   221,176,393      $  271,258,267   $ (50,081,874)
                                                                           ---------------      --------------   --------------

    Total liabilities and shareholders' equity.........................    $   888,325,813      $  288,003,341   $  600,322,472
                                                                           ===============      ==============   ==============

         SECURITIES AVAILABLE FOR SALE. The Company's investment in securities available for sale at December 31, 1998 increased by $205.1 million to $351.2 million from $146.0 million at December 31, 1997.

At December 31, 1998, OAC's securities available for sale portfolio was $351.2 million and consisted of:

o Non-investment grade and unrated subordinate commercial mortgage-backed securities having an amortized cost of $115.7 million and a fair value of $117.1 million,
o Unrated residential subprime residuals having an amortized cost of $209.0 million and a fair value of $218.7 million, and
o Unrated subordinate residential mortgage-backed securities having an amortized cost of $15.4 million and a fair value of $15.4 million.

OAC's unrated subprime residual portfolio of $218.7 million consisted of:

o $110.0 million of seasoned residuals (securitized between 1994 and 1997) with overcollateralization reserves funded at approximately $122.5 million, and
o $108.7 million of unseasoned residuals (securitized in 1998) with overcollateralization reserves funded at approximately $26.6 million.

         The following table sets forth the fair value and composition of the Company's securities available for sale at the dates indicated.



                                                                          December 31,
                                                                  ----------------------------
Mortgage-related  securities:                                         1998             1997
                                                                  ----------         ---------
   Single family residential:                                        (Dollars In Thousands)
     Interest only:
       AAA-rated interest-only............................        $       --        $      730
       FHLMC..............................................                --            21,178
       FNMA...............................................                --            22,573
     Subordinates.........................................            15,390             9,444
     Subprime residuals...................................           218,724                --
                                                                  ----------        ----------
         Total single family residential..................        $  234,114        $   53,925
                                                                  ----------         ---------
   Multi-family residential and commercial:
     Interest only:
       AAA-rated interest-only............................        $      441        $      866
       A-rated interest-only..............................               222               480
       Non-rated interest-only ...........................             3,135             4,803
     Non-rated principal-only.............................               276               960
     Subordinates.........................................           112,966            84,993
                                                                  ----------        ----------
       Total multi-family residential and commercial......           117,040            92,102
                                                                  ----------        ----------
       Total mortgage-related securities..................        $  351,154        $  146,027
                                                                  ==========        ==========

         The following tables detail the Company's securities available for sale portfolio at December 31, 1998, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors. Included in the tables are the following terms:

         ACTUAL DELINQUENCY - Represents the total unpaid principal balance of loans more than 30 days delinquent at the indicated date as a percentage of the unpaid principal balance of the collateral at such date.

         ACTUAL LIFE-TO-DATE CPR - The Constant Prepayment Rate is used to measure the average prepayment rate for the underlying mortgage pool(s) over the period of time lapsed since the issuance of the securities through the date indicated and is calculated as follows:


         Actual Life-to-Date CPR = 100 x   [(1 -  Final  Aggregate  Balance actual      )    (     12         )  ]
                                                  -------------------------------------       ---------------
                                                  Final  Aggregate  Balance scheduled         months in period

         ACTUAL LIFE-TO-DATE LOSSES - Represents cumulative losses expressed as a percentage of the unpaid balance of the original collateral at the indicated date.

         CLASS DESIGNATION LETTER - Refers to the credit rating designated by the rating agency for each securitization transaction. Classes designated "A" have a superior claim on payment to those rated "B", which are superior to those rated "C." Additionally, multiple letters have a superior claim to designations with fewer letters. Thus, for example, "BBB" is superior to "BB," which in turn is superior to "B." The lower class designations in any securitization will receive interest payments subsequent to senior classes and will experience losses prior to any senior class. The lowest potential class designation is not rated ("NR") which, if included in a securitization, will always receive interest last and experience losses first. IO securities receive the excess interest remaining after the interest payments have been made on all senior classes of bonds based on their respective principal balances. There is no principal associated with IO securities and they are considered liquidated when the particular class they are contractually tied to is paid down to zero. Principal only ("PO") securities receive excess principal payments after the principal has been made on all classes of bonds based on their respective payment schedules. There is no interest associated with PO securities and they are sold at a discount. The return on PO securities is earned through the receipt of the payments and the collection of the discounted amount.

         CLASS SIZE - Represents the percentage size of a particular class relative to the total outstanding balance of all classes.

         COLLATERAL BALANCE - represents, in the case of residuals, the unpaid principal balance of the collateral of the entire securities at the indicated date and, in the case of subordinates, the outstanding principal balance of the entire securitization at the indicated date.

         ISSUE DATE - Represents the date on which the indicated securities were issued.

         OVER-COLLATERIZATION LEVEL - For residual interests in residential mortgage-backed securities, over-collaterization ("OC") is the amount by which the collateral balance exceeds the sum of the bond principal amounts. OC is achieved by applying monthly a portion of the interest payments of the underlying mortgages toward the reduction of the class certificate principal amounts, causing them to amortize more rapidly than the aggregate loan balance. The OC percentage, expressed as a percentage of the outstanding collateral balance, represents the first tier of loss protection afforded to the non-residual holders. The OC percentage also determines whether the over-collaterization target has been satisfied as of a specific date, such that cash flows to the residual holder are warranted. To the extent not consumed by losses on more highly rated bonds, OC is remitted to the residual holders. Reserve funds ("RF") are actual cash reserves expressed as a percentage of the original collateral balance at issuance.

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

         WEIGHTED AVERAGE DSCR - Represents debt service coverage ratio, which is calculated by dividing cash flow available for debt service by debt service.

         WEIGHTED AVERAGE LTV- Represents the ratio of the loan amount to the value of the underlying collateral.

         YIELD TO MATURITY - Yield to maturity represents a measure of the average rate of return that is earned on a security if held to maturity.

         The following tables details the Company's securities available for sale portfolio at December 31, 1998:

                                                                                                   OVER
                                              CLASS                                           COLLATERIZATION
                                    ISSUE   DESIGNATION     RATING      COLLATERAL   BALANCE      LEVEL AT      PRODUCT TYPE AT
 SECURITIZATION        SECURITY     DATE      LETTER       AGENCIES      ISSUANCE    12/31/98     12/31/98         12/31/98
 ------------------  ------------  -------   ----------  ------------   ----------  ---------- --------------   ---------------
 RESIDENTIAL MORTGAGE
 BACKED SECURITIES                                                     (Dollars In Thousands)

 RESIDUALS:
 SASCO 1998-2(1)          X         Jan-98       NR       S&P, Fitch     $600,052   $ 480,920       1.09% OC    24% Fixed, 69%
                                                                                                                2/28 ARM
 SASCO 1998-3(1)          X         Mar-98       NR       S&P, Fitch      769,671     643,182       2.09% OC    9% Fixed, 74%
                                                                                                                2/28 ARM
 MLMI 1998-FF1(2)         X         Jun-98       NR       S&P, Fitch      198,155     181,344       1.64% OC    18% 1/29 ARM, 79%
                                                                                                                2/28 ARM
 PANAM 1997-1(3)          X         Dec-97       NR      S&P, Moody's     113,544      93,671       4.12% OC    31% 6mo ARM, 62%
                    Prepay Pen.                                                                                 2/28 ARM
 LHELT 1998-2(4)          X         Jun-98       NR     Moody's, Fitch    209,225     184,986       2.67% OC    40% Fixed, 37%
                                                                                                                2/28 ARM
 EQUICON 1994-2(5)    B Fix, B-2    Oct-94       NR      S&P, Moody's,     78,846      26,712       5.59% OC    100% Fixed
                                                             Fitch
                     QS Fix, QS-2                NR
                     B Var., B-2                 NR                        32,306       7,580      14.64% OC    100% 6mo ARM
 EQUICON 1995-1(5)    B Fix, B-2    May-95       NR      S&P, Moody's,     70,024      21,500      15.22% OC    100% Fixed
                                                             Fitch
                     B Var., B-2                 NR                        70,519       8,553      24.19% OC    100% 6mo ARM
 EQUICON 1995-2(5)    B Fix, B-2    Oct-95       NR      S&P, Moody's      79,288      30,654      12.79% OC    100% Fixed
                     B Var., B-2                 NR                        39,667       9,716      17.35% OC    100% 6mo ARM
 ACCESS 1996-1(6)     B Fix, B-2    Feb-96       NR      S&P, Moody's     120,015      48,597       6.53% OC    100% Fixed
                     B Var., B-2                 NR                        55,362      14,074      12.63% OC    100% 6mo ARM
 ACCESS 1996-2(6)      B-I, B-1     May-96       NR      S&P, Moody's     142,259      61,062      11.63% OC    100% Fixed
                     BI-S, BI-S-1                NR
                      B-II, B-1                  NR                        68,345      17,985      10.93% OC    100% ARM
                        BII-S,                   NR
                       BII-S-1
 ACCESS 1996-3(6)      B-I, B-1     Aug-96       NR      S&P, Moody's     107,712      46,796       9.82% OC    100% Fixed
                     BI-S, BI-S-1                NR
                      B-II, B-1                  NR                        99,885      26,757      17.99% OC    100% ARM
                        BII-S,                   NR
                       BII-S-1
 ACCESS 1996-4(6)       B, B-1      Nov-96       NR      S&P, Moody's     239,778      90,794      13.17% OC    49% Fixed, 51% ARM
                      B-S, B-S-1                 NR
 ACCESS 1997-1(6)       B, B-1      Feb-97       NR      S&P, Moody's     276,442     130,539      13.88% OC    56% Fixed, 44% ARM
                      B-S, B-S-1                 NR
 ACCESS 1997-2(6)       B, B-1      May-97       NR      S&P, Moody's     185,197      95,395       8.74% OC    50% Fixed, 50% ARM
                      B-S, B-S-1                 NR
 ACCESS 1997-3(6)       B, B-1      Oct-97       NR      S&P, Moody's     199,884     116,848       5.50% OC    45% Fixed, 55% ARM
                      B-S, B-S-1                 NR

 OCWEN 98 - OAC-1        N/A        Nov-98       NR      S&P, Moody's     182,178     172,013       4.97% OC    22% Fixed, 78% ARM

 CMR1(8)            Deferred Comp   Apr-96       NR        S&P, Duff       47,802(9)   27,632(10)   7.62% RF    100% Amortizing

 CMR2(8)            Deferred Comp   Nov-96       NR    S&P, Duff, Fitch   106,692(9)   60,085(10)   8.02% RF    90.5% Amort 9.5% IO
                                                                                                                mortgages
 CMR3(8)            Deferred Comp   Nov-96       NR    S&P, Duff, Fitch   195,610(9)  112,231(10)  11.18% RF    74.35% Amort 25.7%
                                                                                                                IO mortgages
 CMR4(8)            Deferred Comp   Feb-97       NR    S&P, Duff, Fitch   108,630(9)   74,247(10)   5.32% RF    90.3% Amort 9.7% IO
                                                                                                                mortgages
 CMR6(8)            Deferred Comp   May-97       NR    S&P, Duff, Fitch    91,442(9)   62,935(10)   5.52% RF    95.7% Amort 4.3% IO
                                                                                                                mortgages
 SUBORDINATES:

 SBMS 1997-HUD1 (11)      B5        Apr-97  B2, n.a.    Moody's, DCR        9,785       9,476       4.70%       94% Fixed
                          B6        Apr-97       NR                        16,998      11,412       N/A
 ORMBS 1998-R1 (12)       B4        Mar-98       NR     Moody's, DCR       32,718      31,656       N/A         94% Fixed
 GECMS 1994-12 (13)       B4        Mar-94       NR    Moody's, Fitch,      2,069       1,564       N/A         100% Fixed
                                                             S&P


                                        WEIGHTED      WEIGHTED                    ACTUAL        ACTUAL
                                        AVERAGE        AVERAGE     ACTUAL       LIFE TO DATE  LIFE TO DATE       YIELD TO
                                     INTEREST RATE     LTV AT:   DELINQUENCY AT:   CPR AT:     LOSSES AT:       MATURITY AT:
SECURITIZATION           SECURITY     AT: 12/31/98    12/31/98     12/31/98       12/31/98      12/31/98    PURCHASE  12/31/98
--------------           --------     ------------    --------   -------------  -----------   ------------  --------  --------
RESIDENTIAL MORTGAGE
BACKED SECURITIES                                                      (Dollars In Thousands)
RESIDUALS:

SASCO 1998-2                 X           10.17%         74.47%      10.61%        20.90%      $  119         16.00%     7.13%
SASCO 1998-3 (1)             X            9.79          76.07        7.26         20.80           52         17.04      7.54
MLMI 1998-FF1 (2)            X            9.15          76.99        5.99         13.50           46         18.57     14.69
PANAM 1997-1 (3)             X           10.10          75.99       15.09         18.06          129         22.45     13.65
                        Prepay Pen.                                                                          25.69     46.05
LHELT 1998-2 (4)             X           10.05          76.04        7.37         18.70            0         18.55     23.57
EQUICON 1994-2 (5)      B Fix, B-2        9.94          66.18       15.32         33.74          612         18.00     49.27
                       QS Fix, QS-2
                        B Var., B-2      11.10          74.58       32.78         39.27          269         18.00     23.67
EQUICON 1995-1 (5)      B Fix, B-2       12.03          63.15       29.53         30.05          568         18.00     20.98
                        B Var., B-2      11.69          73.59       46.16         34.61          648         18.00     37.88
EQUICON 1995-2 (5)      B Fix, B-2       10.87          69.61       30.68         33.01          516         18.00     34.42
                        B Var., B-2      11.76          72.97       47.05         41.10          338         18.00     53.16
ACCESS 1996-1 (6)       B Fix, B-2       10.86          70.21       30.26         32.61        1,207         18.00     40.96
                        B Var., B-2      11.64          74.89       37.73         42.34          647         18.00     50.46
ACCESS 1996-2 (6)        B-I, B-1        11.01          70.99       29.19         33.36        1,294         18.00     16.57
                       BI-S, BI-S-1
                         B-11, B-1       11.53          74.89       45.82         48.45          401         18.00     21.36
                          BII-S,
                          BII-S-1
ACCESS 1996-3 (6)        B-I, B-1        11.45          74.59       32.25         35.19          731         18.00     19.48
                       BI-S, BI-S-1
                         B-II, B-1       11.98          76.14       43.85         51.72          469         18.00     24.67
                          BII-S,
                          BII-S-1
ACCESS 1996-4 (6)         B, B-1         11.89          73.94       42.48         42.22        1,125         18.00     16.04
                        B-S, B-S-1
ACCESS 1997-1 (6)         B, B-1         11.49          75.45       39.67         41.22        1,898         18.00     16.19
                        B-S, B-S-1
ACCESS 1997-2 (6)         B, B-1         11.38          74.01       35.84         41.76          725         18.00     10.69
                        B-S, B-S-1
ACCESS 1997-3 (6)         B, B-1         11.19          74.77       30.02         40.47          379         18.00     18.12
                        B-S, B-S-1
OCWEN 98-OAC-1 (7)          N/A           8.74          75.95        3.15         30.20            0          N/A        N/A
CMR1 (8)               Deferred Comp     13.46            N/A       36.03         20.09          511         18.00     38.50
CMR2 (8)               Deferred Comp     12.51            N/A       32.09         21.40        1,232         18.00     31.90
CMR3 (8)               Deferred Comp     13.64            N/A       18.31         17.58        1,737         18.00     16.30
CMR4 (8)               Deferred Comp     13.80            N/A       37.13         17.51          620         18.00     21.10
CMR6 (8)               Deferred Comp     13.61            N/A       35.40         19.84          112         18.00     26.10

SUBORDINATES:

SBMS 1997-HUD1 (11)         B5            9.82         110.54       17.54         13.95        5,172         16.87     18.97
                            B6                                                                               22.86     26.60
ORMBS 1998-R1 (12)          B4            8.98         117.19       30.83          4.45        1,945         13.75     10.17
GECMS 1994-12 (13)          B4            6.83          49.40        0.42          6.60         N/A(14)      19.37     20.50


ISSUERS:
(1)  Structured Asset Securities Corp.
(2)  Merrill Lynch Mortgage Investors, Inc.
(3)  Pan American Bank, FSB.
(4)  Lehman Home Equity Loan Trust.
(5)  Equicon Mortgage Loan Trust.
(6)  Access Financial Mortgage Loan Trust.
(7)  Ocwen Residential Mortgage-Backed Securities.
(8)  City Mortgage Receivable.
(9) Dollar equivalent of amounts in British pounds at the rate of exchange that prevailed a the time of issuance.
(10) Dollar equivalent of amounts in British pounds at the rate of exchange at 12/31/98.
(11) Salomon Brothers Mortgage Securities.
(12) Ocwen Mortgage Loan Trust.
(13) GE Capital Mortgage Services, Inc.
(14) Not available.


                                                                    CLASS                                 SUBORDINATION
                                                                 DESIGNATION        RATING                   LEVEL AT
SECURITIZATION                  SECURITY       ISSUE DATE          LETTER          AGENCIES             ISSUANCE     12/31/98
--------------                  --------       ----------          ------          --------             --------     --------
COMMERCIAL MORTGAGE
BACKED SECURITIES

NASC 1996 MD-V  (1)               B-2            Apr-96                B         S&P, Duff, Fitch         0.00%          0.00%
CSFB 1995-AEW1  (2)                E             Oct-95               BB            S&P, Fitch           13.75          27.98
                                  F-1                                  B                                  4.80           9.95
                                  G-1                                 NR                                  0.00           0.00
                                  G-2                                 NR                                  0.00           0.00
MRAC 1996-C2  (3)                  K             Dec-96               B-          Fitch, Moody's          2.50           2.69
                                  L-1                                NR-PO                                0.00           0.00
                                  L-2                                NR-IO                                0.00           0.00
BTC 1997-S1  (4)                  E, F           Dec-97              BB/B           S&P, Fitch           19.00          30.74
                                 Equity                               NR                                  0.00           0.00
DLJ 1993-MF17  (5)                B-2            Nov-93               BB          Moody's, Duff           4.59           5.25
                                  B-3                                  B                                  1.28           1.47
                                  C-1                                 NR                                  0.00           0.00
                                  S-1                               AAA-IO                               32.18          36.83
                                  S-2                                A-IO                                18.02          20.63
MLMCI 1993-M1  (6)                 B             Sep-93               NR           Moody's, S&P           2.00           6.50


                                                           Actual    Actual
                              Weighted  Weighted            life       life
                              Average   Average   Actual   to date   to date       Class Size %       Yield to         Collateral
                              DSCR at   LTV at  Delinquency CPR at  losses at      Total as of       Maturity at       Balance at
SECURITIZATION      Security  Issuance  Issuance 12/31/98  12/31/98 12/31/98   Issuance 12/31/98 Purchase 12/31/98 Issuance 12/31/98
--------------      --------  --------  -------- --------- -------- ---------  -------- -------- -------- -------- -------- --------
                                                                (Dollars in thousands)
COMMERCIAL MORTGAGE
BACKED SECURITIES

NASC 1996 MD-V  (1)     B-2    1.69      62.0%     0.0%      0.0%   $        0    4.36%   4.47%    9.90%    9.98% $ 773,693 $755,005
CSFB 1995-AEW1  (2)      E     1.26      71.8%     1.7%      n/a    $  708,282   11.00   22.81     7.93     7.89    288,906  138,731
                        F-1                                                       1.80    3.73     9.75     9.84
                        G-1                                                       4.80    9.95    12.84    12.23
                        G-2                                                       5.72   11.35    14.87    13.97
MRAC 1996-C2  (3)        K     1.36      69.1%     0.8%      n/a    $        0    1.50    1.62    12.10    12.41    512,102  475,011
                        L-1                                                       2.50    2.69    12.31    13.86
                        L-2                                                       2.50    2.69    12.82    14.48
BTC 1997-S1  (4)       E, F    1.27     106.0%    18.6%    36.35%   $4,768,345   14.50   23.46     8.36     8.50    303,946  187,855
                      Equity                                                     19.00   30.74    21.19    25.59
DLJ 1993-MF17  (5)      B-2    1.36      73.7%     0.0%      0.0%   $        0    9.41   10.77    12.29    12.65    139,183  121,609
                        B-3                                                       3.31    3.78    11.39    15.40
                        C-1                                                       1.28    1.47   -29.82    14.53
                        S-1                                                      67.82   63.17    16.69    -3.64
                        S-2                                                      14.15   16.20    14.46    -8.67
MLMCI 1993-M1  (6)       B     1.51      56.0%    47.3%      n/a    $        0    9.00   26.95    13.65     9.45    258,765   13,239


ISSUERS:
(1)  Nomura Asset Securities Corporation
(2)  CS First Boston Mortgage Securities Corp.
(3)  Midland Realty Acceptance Corp.
(4)  BTC Mortgage Investors Trust 1997-S1
(5)  DLJ Mortgage Acceptance Corp.
(6)  Merrill Lynch Mortgage Capital, Inc.

         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underly the Company's securities available for sale portfolio at December 31, 1998.


  Description                         California        Florida         Texas         New York       Maryland         Other (1)
  -------------------------------     ----------      ----------     ----------      ----------     ----------       -----------
                                                                       (Dollars In Thousands)
  Single family residential .....     $  776,170      $  315,824     $  210,133      $  133,363     $  159,636       $ 2,523,144
  Multi-family and commercial....        201,729         130,596        161,033         107,520         88,914           986,982
                                      ----------      ----------     ----------      ----------     ----------       -----------
  Total..........................     $  974,899      $  446,420     $  371,166      $  240,883     $  248,550       $ 3,510,126
                                      ==========      ==========     ==========      ==========     ==========       ===========
  Percentage (2).................           16.8%            7.7%           6.4%            4.2%           4.3%             60.6%
                                      ==========      ==========     ==========      ==========     ==========       ===========


(1) (1) No other individual state makes up more than 5% of the total. Includes $55.2 million of loans secured by single family residences located in United Kingdom which back the securities issued by City Mortgage Receivable 1-6, which were acquired by the Company from the United Kingdom operations of Cityscape Financial Corp. See "Certain Transaction" under Item 13.
(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

         The following table summarizes information relating to the Company's mortgage-related securities available for sale at December 31, 1998.


                                                                                                  ANTICIPATED            ANTICIPATED
                                                                                    ORIGINAL      UNLEVERAGED             WEIGHTED
                                                                                   ANTICIPATED     YIELD TO                AVERAGE
                                       AMORTIZED                     PERCENT        YIELD TO      MATURITY AT             REMAINING
   RATING/DESCRIPTION                   COST          FAIR VALUE      OWNED         MATURITY      12/31/98 (2)  COUPON     LIFE (3)
---------------------------------      --------       ---------      -------       ----------     ------------  ------    ---------
SINGLE FAMILY RESIDENTIAL                                                 (Dollars In Thousands)
Unrated residuals................      $209,071       $ 218,724        100%          17.90%         13.48%       0.00%      2.57%
B-rated subordinates.............         4,738           4,738        100           16.87          18.82        7.75       7.11
Unrated subordinates.............        10,652          10,652         41           15.16          11.19        7.03       6.27
                                       --------       ---------
   Total single family...........       224,461         234,114
                                       --------       ---------
MULTI-FAMILY/COMMERCIAL
BB-rated subordinates............        62,327          62,770         68            8.67           8.62        7.86       4.38
B-rated subordinates.............        29,850          30,076         80           10.42          10.65        8.39      10.09
Unrated subordinates.............        19,377          20,120         89           14.04          15.80        9.97       5.56
AAA-rated IOs....................           454             441        100           16.69          (3.67)      34.00       6.11
A-rated IOs......................           236             222        100           14.46          (8.84)      65.00       2.22
Unrated IOs (1)..................         3,135           3,135        100           12.82          16.25        7.23      11.18
Unrated POs (1)..................           276             276        100           12.31          14.32        0.00      11.21
                                       --------       ---------
   Total multi-family/
     commercial..................       115,655         117,040
                                       --------       ---------
   Total mortgage
     related securities..........      $340,116       $ 351,154
                                       ========       =========

         (1) These securities relate to the same mortgage-related security, thus giving the Company both the principal and interest components to the particular class.
         (2) Changes in the December 31, 1998 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and to a lesser extent loss assumptions.
         (3) Equals the weighted average duration based off of December 31, 1998 book value.

         The following table sets forth the property types of the Company's commercial mortgage-backed securities at December 31, 1998, based upon the principal amount.

                                                  Percentage
                     Property type                 Invested
              ------------------------------     ------------
              Multi-family..................         26.0%
              Retail........................         26.0
              Hotel.........................         14.5
              Office........................          7.7
              Industrial....................          4.8
              Mixed use.....................          2.8
              Other.........................         18.2
                                                 --------
              Total.........................        100.0%
                                                 ========

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

         The Company determines the present value of anticipated cash flows of its mortgage-related securities utilizing valuation assumptions appropriate at the time of each acquisition or securitization transaction. The significant valuation assumptions include the anticipated prepayment speeds and the anticipated credit losses related to the underlying mortgages. In order to determine the present value of this estimated excess cash flow, the Company currently applies a discount rate of 18% to the projected cash flows on the unrated classes of securities. The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. The Company makes assumptions as to the prepayment rates of the underlying loans, which the Company believes are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During
1998, the Company utilized proprietary prepayment curves generated by the Company (reaching an approximate range of annualized rates of 30%-40%). In its estimates of annual loss rates, the Company utilizes assumptions that it believes are reasonable. The Company estimates annual losses of between 0.22% and 2.06% of the underlying loans.

         The credit risk of mortgage-related securities is affected by the nature of the underlying mortgage loans. In this regard, the risk of loss on securities backed by commercial and multi-family loans and single family residential loans made to borrowers who, because of prior credit problems, the absence of a credit history or other factors, are unable or unwilling to qualify as borrowers under guidelines established by the FHLMC and the FNMA for purchases of loans by such agencies, generally involve more risk than securities backed by single family residential loans which conform to the requirements established by FHLMC and FNMA for their purchase by such agencies.

         Subordinate and residual interests are affected by the rate and timing of payments of principal (including prepayments, repurchase, defaults and liquidations) on the mortgage loans underlying a series of mortgage-related securities. The rate of principal payments may vary significantly over time depending on a variety of factors, such as the level of prevailing mortgage loan interest rates and economic, demographic, tax, legal and other factors. Prepayments on the mortgage loans underlying a series of mortgage-related securities are generally allocated to the more senior classes of mortgage-related securities. Although in the absence of defaults or interest shortfalls all subordinates receive interest, amounts otherwise allocable to residuals generally are used to make payments on more senior classes or to fund a reserve account for the protection of senior classes until overcollateralization or the balance in the reserve account reaches a specified level. In periods of declining interest rates, rates of prepayments on mortgage loans generally increase, and if the rate of prepayments is faster than anticipated, then the yield on subordinates will be positively affected and the yield on residuals will be negatively affected. Accelerated prepayment speeds on residential mortgage-backed securities were a significant factor in the $79.7 million loss on securities recorded by the Company during 1998.

         Accelerated prepayment speeds also significantly affected the IO Portfolio in the first half of 1998, at which time the portfolio was sold. The IO Portfolio consisted of IOs, which are classes of mortgage-related securities that are entitled to payments of interest but no (or only nominal) payments of principal, and Inverse IOs, which bear interest at a floating rate that varies inversely with (and often at a multiple of) changes in a specified index. As a result of an increase in prepayment speeds due to declining interest rates in the first quarter of 1998, the Company incurred $17.1 million of losses on its IO Portfolio and, following the sale of the IO Portfolio to affiliates of the Company in May 1998 at a price equal to its amortized cost plus accrued interest, the Company discontinued investing in IOs and Inverse IOs.

         The Company marks its securities portfolio to fair value at the end of each month based upon broker/dealer marks, subject to an internal review process. For those securities which do not have an available market quotation, the Company requests market values and underlying assumptions from the various broker/dealers that underwrote, are currently financing the securities or have had prior experience with the type of securities. Because the Company's subordinate and residual securities are not readily marketable, trades can be infrequent (and under some market conditions, non-existent) and most broker/dealers do not have the securities modeled. In these circumstances the market value is typically available from only a small group of broker/dealers, and in most cases from only one broker/dealer. When valuations are obtained from two or more broker/dealers, the average dealer mark is utilized. As of each reporting period, the Company evaluates whether and to what extent any unrealized loss is to be recognized as other than temporary.

         COMMERCIAL AND MULTI-FAMILY LOAN PORTFOLIO. The Company's investment in commercial and multi-family loans amounted to $65.3 million at December 31, 1998, a $55.8 million increase over the $9.5 million investment at December 31, 1997.

         The Company's commercial lending activities focus on real estate lending opportunities in selected major metropolitan markets throughout the United States where the Company believes there are significant supply constraints and where employment and/or population growth and other demand generators are expected to remain strong. The Company's general approach to commercial lending is to capitalize on the core capabilities of the Manager and its affiliates, which include an ability to assess the value creation potential of underutilized real estate and to oversee and manage the conversion, rehabilitation and/or construction process. The Company seeks to make loans to borrowers who have a proven ability to acquire such assets and enhance value through a process of repositioning or development. Loans are usually structured to provide current income along with either exit fees or gross revenue participation features. Loans may be originated as first mortgage loans or structured as subordinated debt or mezzanine financing.

         The following table sets forth the composition of the Company's commercial and multi-family loan portfolio by type of loan at the dates indicated.


                                                                      December 31,
                                                         ------------------------------------
                                                               1998                  1997
                                                         --------------        --------------
  Multi-family residential loans .................       $   20,544,269        $    1,357,333
  Commercial real estate and land loans:
       Hotels.....................................           21,304,912             8,423,608
       Office buildings...........................           24,123,894                44,383
                                                         --------------        --------------
        Total loans...............................           65,973,075             9,825,324
  Deferred fees...................................              (48,434)             (343,888)
  Allowance for loan losses.......................             (641,676)                   --
                                                         --------------        --------------
       Commercial and multi-family loans, net.....       $   65,282,965        $    9,481,436
                                                         ==============        ==============


         The Company maintains an allowance for loan losses at a level which management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. At December 31, 1998, the Company had an allowance for loan losses in the amount of $0.6 million on the commercial and multi-family loan portfolio. At December 31, 1997, no allowance for loan losses had been provided.

         The following table sets forth certain information regarding the loans in the Company's commercial and multi-family loan portfolio at December 31, 1998.


                                                     LOAN AMOUNT                          LOAN PER  STABILIZED
                                                     OUTSTANDING                 RATIO OF   UNIT/     DEBT
                                          LOAN       AT DECEMBER   TYPE OF        LOAN TO  SQUARE    COVERAGE  COUPON
   LOAN             LOCATION             AMOUNT       31, 1998      LOAN           COST     FOOT     RATIO(1)   RATE        SIZE
---------------   -----------------     -------      ----------- ------------    --------  ------    --------  ------    -----------
MULTI-FAMILY                                               (Dollars In Thousands)
 RESIDENTIAL:
Fourth &
  Harrison .....  San Francisco, CA     $11,550       $ 4,198    Construction      85%      $201       1.22    9.630%     160 units
241 Church
  Street .......  New York, NY           30,280        13,684    Conversion        88        582        N/A    9.000       52 units
459 Washington
  Street .......  New York, NY            3,455         2,662    Conversion        61        314        N/A   10.500       11 units

COMMERCIAL:
Doubletree
  Hotel ........  Lowell, MA              7,652         7,447    Renovation        85         31        1.9   10.000      249 rooms
Hawthorn Suites
  Hotel ........  Schaumburg, IL          7,629           ---    Construction      65         56       1.59    8.750      136 suites
Thompson
  Street Hotel .  New York, NY           17,715         1,806    Construction      80        209       1.66   10.000      100 rooms
Wyndham  Garden
  Hotel ........  Wilmington, DE         13,300        12,052    Renovation        67         61        2.2    8.650      291 rooms
Landmark III-
  GTE ..........  Burlington, MA         33,058        24,124    Renovation        85        114       1.18    9.250  291,007 sq.ft.
                                       --------       -------
                                       $124,639       $65,973
                                       ========       =======


         (1) Represents the net income of the stabilized property divided by debt service required by the loan.

         During October 1998, the Company closed a commitment to finance a hotel construction loan in New York, New York in the amount of $17.7 million, of which $1.2 million had been funded. See "Note 6 to the Consolidated Financial Statements" under Item 8.

         RESIDENTIAL LOAN PORTFOLIO. The Company's investment in residential loans increased to $8.0 million at December 31, 1998 from a $6.4 million investment at December 31, 1997. These loans were acquired with the intent of accumulating such loans, executing a securitization and retaining a subordinate interest.

         At December 31, 1998, $4.1 million or 49.5% of the residential loan portfolio was past due 90 days or more, compared to $0.3 million or 0.1%, respectively, at December 31, 1997

         On November 13, 1998, the Company completed the securitization of 1,808 first and second single family residential mortgage loans having an aggregate unpaid principal balance of $182.2 million. The mortgage loans were acquired by the Operating Partnership during 1997 and 1998. After the payment in full of all transaction expenses and the repayment in full of the approximately $136.0 million warehouse facility secured by such mortgage loans, the securitization will net the Company approximately $35.0 million in cash from the securitization. The Company retained an approximately $10.1 million non-investment grade equity certificate, which will entitle the Company to any available excess cash flow, and the Bank will continue to service the mortgage loans. As a result of this transaction, at December 31, 1998 the Company had $163.4 million of match funded indebtedness which is secured by $173.6 million of match funded residential loans, net.

         DISCOUNT LOAN PORTFOLIO. The Company believes that, under appropriate circumstances, the acquisition of nonperforming and underperforming mortgage loans at discounts offers significant opportunities to the Company. Discount loans generally have collateral coverage which is sufficiently in excess of the purchase price of the loan, such that successful resolutions can produce total returns which are in excess of an equivalent investment in performing mortgage loans. See "Business - Investment Guidelines Mortgage Loans" under Item 1 for a discussion of the Company's approach to acquiring mortgage loans.

       Nonperforming and subperforming mortgage loans may presently be in default or may have a greater than normal risk of future defaults and delinquencies, compared to newly-originated, high-quality loans of comparable type, size and geographic concentration. Returns on an investment of this type depend on the borrower's ability to make required payments or, in the event of default, the ability of the loan's servicer to foreclose and liquidate the mortgage loan. There can be no assurance that the Company will be able to liquidate a defaulted mortgage loan successfully (through sale of the security property or otherwise) or in a timely fashion.

         At December 31, 1998, the Company's net discount loan portfolio amounted to $5.6 million or 0.6% of the Company's total assets. All of the Company's discount loan portfolio is secured by first mortgage liens on real estate.

       At December 31, 1998, the Company's discount loans primarily consisted of a 13.83% participation interest in a loan pool, which had an outstanding principal balance of $6.9 million. The collateral for the loans consists primarily of three office buildings located in midtown Manhattan, New York. The loans are serviced by the Bank, which holds the remaining interest in these loans.

         The following table sets forth the activity in the Company's gross discount loan portfolio during the periods indicated:

                                                             December 31,
                                                   -----------------------------
                                                       1998             1997
                                                   -------------    ------------
                                                       (Dollars In Thousands)
Balance at beginning of period .................   $ 42,528,782              --
Acquisitions ...................................             --      44,686,413
Resolutions and repayments(1) ..................     (2,349,969)     (1,281,846)
Loans transferred to investment in real estate .    (33,436,930)             --
Foreign exchange gain (loss) ...................        116,953        (875,785)
                                                   ------------    ------------
Balance at end of period .......................   $  6,858,836    $ 42,528,782
                                                   ============    ============

(1) Resolutions and repayments consists of loans which were resolved in a manner which resulted in partial or full repayment of the loan to the Company, as well as principal payments on loans which have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans which have not been resolved.

         Discount loans decreased from $42.5 million at December 31, 1997 to $6.9 million at December 31, 1998 primarily as a results of foreclosure on (i) a Canadian loan with an unpaid principal balance of $27.6 million (Cdn. $38.3 million), which was secured by a 402,529 square foot shopping center located in Halifax, Nova Scotia, (ii) a loan with an unpaid principal balance of $6.6 million which was secured by a 43,205 square foot office building in Dayton, Ohio, and (iii) a loan with an unpaid principal balance of $3.9 million which was secured by a 223,355 square foot shopping center located in Havre, Montana. For additional information regarding the properties acquired by the Company through these foreclosures, see "Investment in Real Estate" below.

         The acquisition cost for a pool of discount loans is allocated to each individual loan within the pool based upon the Company's pricing methodology. The discount which is associated with commercial real estate loans which are current, and which the Company believes will remain current, is accreted into interest income as a yield adjustment using the interest method over the contractual maturity of the loan. For all other loans interest is earned as cash is received. Gains on the repayment and discharge of loans are reported as interest income on discount loans. Upon receipt of title to property securing a discount loan, the loans are transferred to investment real estate.

         INVESTMENT IN REAL ESTATE. The Company's real estate investment approach had sought value creation opportunities that can be realized through increased management focus and capital investment. The Company generally has sought underperforming properties that can be acquired and renovated at discounts to replacement cost. In evaluating opportunities, the Company has focused on a series of key investment criteria. These include analysis of the level of proposed new supply and development constraints in the markets where it is considering investing. An underlying premise of the Company's real estate investment philosophy has been that, while demand for real estate has remained relatively constant over time, sudden and dramatic increases in supply have driven boom and bust real estate cycles.

         At December 31, 1998, the Company's investments in real estate consisted of eight properties which had an aggregate carrying value of $208.1 million. A total of four of the properties currently owned by the Company with an aggregate carrying value of approximately $143.8 million are located in San Francisco, California. Three of these properties are located in the financial district of San Francisco, and one property is located in the adjacent civic center district of San Francisco. The Company believes that the office market in San Francisco, particularly the financial district, satisfies its general real estate investment philosophy because in management's view it is characterized by limited new supply and significant barriers to entry. Low vacancy rates, coupled with lack of new construction, currently are increasing rental rates. Government regulation of development in conjunction with local construction costs and a lack of developable land provide significant barriers to entry to this area. The Company believes that its investments in real estate in San Francisco are well located and benefit from their proximity to the majority of the city's office, retail and hotel accommodations.

         The Company's earthquake insurance relating to its four properties in San Francisco, is in the aggregate amount of $50 million, which is the probable maximum loss estimated to be sustained in the event the most powerful earthquake recorded in California were to occur at the properties, as determined by an independent structural engineer. In the event of such probable maximum loss of $50 million, such damage would be insured, less a deductible of approximately $12.8 million. In the event of a more catastrophic earthquake or damages in excess of $50 million, the Company would not be insured for such losses.

         The Company's net investment in real estate increased to $208.1 million at December 31, 1998 from $45.4 million at December 31, 1997 and is comprised of the following properties:

                                                                                              Book Value at
        Date                                                                                  December 31,
      Acquired         Property                 Location         Square Feet   Property Type      1998
      ---------  -----------------------   --------------------  -----------   -------------  -------------
                                                  (Dollars In Thousands)
      04/08/98   225 Bush Street........   San Francisco, CA       570,637     Office Bldg.  $     104,884
      09/23/97   450 Sansome Street.....   San Francisco, CA       130,437     Office Bldg.         18,018
      01/23/98   690 Market Street......   San Francisco, CA       124,692     Office Bldg.         14,038
      09/03/97   10 U.N. Plaza..........   San Francisco, CA        71,636     Office Bldg.          9,431
      07/22/98   841 Prudential Drive...   Jacksonville, FL        488,080     Office Bldg.         32,827
      11/10/97   Cortez Plaza...........   Bradenton, FL           289,686     Shopping Ctr.        19,319
      04/09/98   7075 Bayers Road.......   Halifax, Nova Scotia    402,529     Shopping Ctr.        11,514
      10/01/98   Holiday Village........   Havre, MT               223,355     Shopping Ctr.         1,791

                                                                 Accumulated depreciation
                                                                         and amortization           (3,763)
                                                                                             -------------
                                                                                             $     208,059
                                                                                             =============

         Set forth below is a brief description of each of the Company's investments in real estate at December 31, 1998.

         225 BUSH STREET. In April 1998, the Company acquired an existing 570,637 square foot, 22-story, Class A office building located at 225 Bush Street in the financial district of San Francisco, California for $100.2 million. Bush Street was originally constructed in 1923, expanded in 1994 and brought up to 1992 building code seismic standards during 1992-94. Originally built as the world headquarters of Chevron of USA, Inc. ("Chevron"), it was sold in 1994 as Chevron sought to relocate its executive offices. The Company is projecting to make an additional investment of approximately $17.0 million to make tenant improvements and pay leasing commissions and to upgrade mechanical, HVAC, and electrical systems, fire life/safety systems under the Americans with Disabilities Act of 1990 (the "ADA"), as well as upgrades and improvements to the ground floor retail and annex entrance lobby.

Approximately $7.5 million is budgeted for 1999. As of December 31, 1998, the Bush Street Property was 96% leased.

         450 SANSOME STREET. In September 1997, the Company acquired a 130,437 square foot, 16-story, Class B office building located at 450 Sansome Street in the financial district of San Francisco, California. The Company purchased this property for $17.2 million. The building was 77% leased as of December 31, 1998. The property was built in 1967 and upgraded in certain respects in 1989 and 1990. The property was acquired from a lender who had taken title through foreclosure. As a result, average rent per square foot amounted to approximately $18.00 at the date of acquisition. During the next five years, leases on 86% of the space in the property expire. The Company plans to invest approximately $7.3 million in this property in various renovations including the entrance lobby, elevator cabs, bathrooms, hallways, certain building systems and compliance with the ADA as well as tenant improvements and pay leasing commissions. Approximately $4.0 million is budgeted for 1999. Two new leases totaling approximately 12,800 square feet were executed in December 1998 and will result in an increased occupancy level to 87% by April 1999.

         690 MARKET STREET. In January 1998, the Company acquired a 124,692 square foot, 16-story, Class C office building located at 690 Market Street in the financial district of San Francisco, California. The property was purchased for $13.7 million. The property was originally constructed in 1888 and has undergone numerous renovations. At the date of acquisition, approximately 41% of the building was available for releasing by the end of 1998, of which existing rents averaged $14.06 per square foot. The Company has recently executed nine new leases totaling approximately 13,800 square feet, which increased building occupancy to 82% as of December 31, 1998. The Company is investing approximately $6.0 million in structural upgrades, a sprinkler system and ADA upgrades, deferred maintenance, tenant improvements and leasing commissions. Approximately $5.0 million is budgeted for 1999

         10 UNITED NATIONS PLAZA. In September 1997, the Company acquired a 71,636 square foot, six-story, Class B office building located at 10 United Nations Plaza in the civic center district of San Francisco. The Company purchased this property, which was built in 1982, for $9.1 million. At the date of acquisition, the property was substantially leased and the average rent per square foot was $13.76. The building was 9% leased as of December 31, 1998, and was approximately 49% leased as of March 15, 1999, which is consistent with the acquisition strategy to re-tenant the building. The property is currently being marketed for lease to tenants with full floor or full building space requirements. The Company is investing approximately $3.6 million in this property to fund cosmetic improvements to enhance the lobby and hallways, install ADA upgrades, fund deferred maintenance and tenant improvements and pay leasing commissions. Approximately $3.4 million is budgeted for 1999.

         PRUDENTIAL BUILDING. On July 22, 1998, the Company purchased the Prudential Building, a 488,080 square foot, 22 story office building located in the central business district of Jacksonville, Florida for an aggregate purchase price of $36.0 million, plus closing costs. The purchase price was funded with cash on hand and advances from a line of credit. Simultaneously with this closing, the Company also leased 98% of the building back to the Prudential Insurance Co. of America, and sold two adjacent parking areas to a neighboring hospital for approximately $4.1 million. The Prudential lease has a term of four years with options to vacate the premises during the term of the lease, as well as three subsequent five-year extension options. The Company also entered into an agreement with the hospital pursuant to which the hospital is to lease up to 150,000 square feet in the Prudential Building for a nine-year period should Prudential exercise its termination option.

         CORTEZ PLAZA. In November 1997, the Company purchased Cortez Plaza, a 289,686 square foot shopping center located in Bradenton, Florida, a suburb of Tampa. The Company purchased this property, which was built in 1956 and renovated in 1988, for $18.4 million. In a separate transaction, the fee simple title to a large portion of the shopping center that had been subject to a ground lease was purchased simultaneously for $0.7 million, which resulted in a total investment in this property of $19.3 million. By simultaneously acquiring fee simple title to a ground lease that encumbered a large part of the shopping center's parking lot, the Company believes that it immediately improved the value and marketability of the project. As of December 31, 1998, the shopping center was 97% leased with national and regional tenants, including Publix, PetSmart, Circuit City, Montgomery Ward (which currently is in bankruptcy but paying rent) and BankAmerica, comprising 70.5% of the leaseable area. Below market leases covering approximately 15% of the center expire during 1999 and 2000.

         BAYER'S ROAD SHOPPING CENTRE. In April 1998, the Company acquired the Bayers Road Shopping Centre, which is located at 7075 Bayers Road in Halifax, Nova Scotia. The property was acquired by foreclosure on the loans secured by the property, which was acquired by the Company at a discount in September 1997. The property contains 402,529 square feet of space, which consists primarily of retail space but also includes some office space and storage space. The original buildings were built in 1956 and were enclosed and expanded in several phases between 1971 and 1987. Major tenants of the property currently consist of Zellers, Lawton's and Mark's Work Warehouse. The property was approximately 81% leased at December 31, 1998. The Company currently is implementing an operating plan to establish the second level as a strong community shopping center anchored with both national and regional value-oriented retailers, while filling the lower level with service providers, discount retailers and entertainment uses. The upper level would remain office space. Additional capital required for the redevelopment and budgeted for 1999 totals $10.8 million.

         HOLIDAY VILLAGE SHOPPING CENTRE. In October 1998, the Company acquired the Holiday Village Shopping Centre, which is located at 1753 Highway 2 West in Havre, Montana. The property was acquired by foreclosure on the loan secured by the property, which was acquired by the Company at a discount in November 1997. The property contains 223,355 square feet of retail space. The original building was built in 1978. Ownership of the property may be subject to two ground leases, the status of which is currently being litigated. The major tenant at the property currently is Herberger's. The property was approximately 47% leased at December 31, 1998. The Company currently is developing a leasing plan to stabilize the property that will include leasing one of the anchor vacant space to a national or regional anchor tenant and lease the balance of the in-line space to local and regional tenants.

         The following table sets forth the cost of improvements for each investment in real estate through December 31, 1998.

                                 Budgeted        Actual                             Book                      Rents due
                       Initial    Cost of        Cost of                           Value at                  and accrued  Total
                       Cost to  Improvements  Improvements Impairment             December 31,  Accumulated   at end of   Rental
    Property           Company    for 1999      to Date     Writedown     Sales     1998        Depreciation   period     Income
--------------------   -------  ------------  ------------ ----------   --------- -----------   ------------ -----------  ------
                                                        (Dollars In Thousands)
225 Bush Street.....   $101,632   $  7,536      $  3,252    $           $           $104,884    $    1,594    $    982   $  7,866
450 Sansome Street..     17,205      3,988           813                              18,018           472         168      2,316
690 Market Street...     13,707      5,014           331                              14,038           265          31      1,985
10 U.N. Plaza.......      9,080      3,414           351                               9,431           246           6      1,036
841 Prudential Dr...     32,827        484            --                              32,827           380         291      3,689
Cortez Plaza........     19,244      1,354            75                              19,319           524         449      2,935
7075 Bayers Road....     15,219     10,782           197      (3,902)                 11,514           274         147      2,689
Holiday Village.....      1,791         --            --                               1,791             8          45        186
Park Center I.......      1,534         --            --                  (1,534)         --            --          --         --
                       --------   --------      --------    --------    --------    --------    ----------    --------   --------
   Total............   $212,239   $ 32,572      $  5,019    $ (3,902)   $ (1,534)   $211,822    $    3,763    $  2,119   $ 22,702
                       ========   ========      ========    ========    ========    ========    ==========    ========   ========

         The following table sets forth a summary schedule of the total lease expirations for the Company's investments in real estate for leases in place as of December 31, 1998, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                                             Percentage of                      Average Base
                                                               Aggregate        Annualized        Rent per       Percentage of
                            Number of          Sq. Ft.         Portfolio       Base Rent of        Sq. Ft.         Aggregate
       Year of Lease         Leases         of Expiring         Leased           Expiring         Expiring         Portfolio
       Expiration(1)        Expiring           Leases           Sq. Ft.         Leases(2)         Leases(3)        Base Rent
       -------------        --------       --------------    -------------     -----------     ------------     ----------------
           1999                 78              251,069           14.27%       $ 3,985,174           15.87            14.05%
           2000                 41              141,298            8.03          2,375,084           16.81             8.37
           2001                 47              118,420            6.73          2,163,758           18.27             7.63
           2002                 44              587,407           33.38          9,234,379           15.72            32.56
           2003                 18               34,973            1.99            770,985           22.05             2.72
           2004                  5               70,697            4.02          1,785,673           25.26             6.30
           2005                  4               29,120            1.65            209,195            7.18             0.74
           2006                  7              108,902            6.19            660,449            6.06             2.33
           2007                  5              116,019            6.59          2,283,263           19.68             8.05
           2008                  7              142,122            8.08          3,109,179           21.88            10.96
       2009 & beyond             6              159,573            9.07          1,782,696           11.17             6.29
                             -----           ----------        --------        -----------                          -------
                               262            1,759,600          100.00%       $28,359,835                           100.00%
                             =====           ==========        ========        ===========                          =======

(1)      Lease year runs from January 1 to December 31 for all properties.
(2) Base rent is calculated based on the amount of rent scheduled from January 1 of the listed year to the lease expiration.
(3) Average base rent per square foot is calculated using the annualized base rent divided by the square footage.

         Noncancelable operating leases with tenants expire on various dates through 2028. The future minimum rental income (base rent) to be received under leases existing as of December 31, 1998, are as follows:

                  (Dollars In Thousands)
         1999.....................................  $  25,230
         2000.....................................     23,791
         2001.....................................     21,464
         2002.....................................     19,143
         2003.....................................     15,074
         Thereafter...............................     47,246
                                                    ---------
              Total                                 $ 151,948
                                                    =========

         SIGNIFICANT PROPERTIES. Set forth below is additional information with respect to the Bush Street Property and the Prudential Building, which were deemed "significant" under Commission requirements as of December 31, 1998.

         BUSH STREET PROPERTY; DEPRECIATION. For federal income tax purposes, the basis, net of accumulated depreciation, of the Bush Street Property aggregated approximately $103.4 million at December 31, 1998. The real property associated with the Bush Street Property (other than land) generally will be depreciated for federal income tax purposes over 39 years using the straight line method. For financial reporting purposes, the Bush Street Property is recorded at its historical cost and is depreciated using the straight line method over its estimated useful life, which is estimated to be 39 years.

         BUSH STREET PROPERTY; REAL ESTATE TAXES. The 1998 annual real estate taxes on the Bush Street Property are estimated to be approximately $1.2 million. The city of San Francisco real estate tax is 1.19% of assessed value.

         BUSH STREET PROPERTY; OCCUPANCY. At December 31, 1998, the Bush Street Property was leased to 33 tenants which are engaged in a variety of businesses, including oil, law, technology, engineering, publication, consulting and philanthropy. The following table sets forth information relating to occupancy of and net effective rent for the Bush Street Property for the periods indicated.

                             Average Occupancy*
         -----------------------------------------------------------
          1998              1997              1996             1995
         -----             ------            ------           ------
          97%                94%              78%               82%

                    Net Effective Rent per Square Foot*
         -----------------------------------------------------------
          1998              1997              1996             1995
         ------            ------            ------           ------
         $20.18            $16.35            $16.17            $*

* Data is not available for periods prior to 1995 or as indicated.

         BUSH STREET PROPERTY; LEASE EXPIRATIONS. The following table sets forth a summary schedule of the total lease expirations for the Bush Street Property for leases in place as of December 31, 1998, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.



 Year of Lease                                                                                                  2009 &
 Expiration             1999       2000     2001    2002     2003     2004    2005    2006    2007      2008    Beyond
 ----------------    ---------  ---------  ------- -------  -------  ------- ------  ------ --------- --------- -------
 No. of leases
  Expiring..........         9          7        8       7        2        2      1       1         4         3       2

 Square footage of
  Expiring leases...   129,711     63,036   21,416  28,994    4,204   45,996  1,574   2,210    88,519    78,956  23,942

 Percent of total
  Leased square feet.    26.55      12.90     4.38    5.93     0.86     9.41   0.32    0.45     18.12     16.16    4.90

 Annualized rent of
  Expiring leases... 2,550,710  1,088,351  460,580 457,677  136,838  909,120 47,220  44,752 2,028,888 2,600,798 742,144

 Percent of total
  Annualized rent...     23.05       9.83     4.16    4.14     1.24     8.21   0.43    0.40     18.33     23.50    6.71

 Annualized rent per
  square foot of
  Expiring leases...     19.66      17.27    21.51   15.79    32.55    19.77  30.00   20.25     22.92     32.94   31.00

         At December 31, 1998, the only tenant of the Bush Street Property which occupied 10% or more of the rentable square footage in the building was Chevron, which is engaged in the oil business. Chevron leases 133,358 rentable square feet on nine floors. Chevron has subleased all of its space except for three floors totaling 63,031 square feet. Of the 63,031 square feet that Chevron occupies, the leases on 45,674 square feet expire in June 1999. Management is in negotiations with Chevron to extend those leases. The lease on the remaining space comprising 17,347 square feet on the 22nd floor expires in June 2000. Space sub-leased by Chevron totals 70,337 square feet. These sub-leases extend beyond Chevron's term (at the end of which they will become direct leases with the Company), and have varying terms, as reflected in the lease expiration schedule.

         PRUDENTIAL BUILDING; DEPRECIATION. For federal income tax purposes, the basis, net of accumulated depreciation, of the Prudential Building aggregated approximately $32.4 million at December 31, 1998. The real property associated with the Prudential Building (other than land) generally will be depreciated for federal income tax purposes over 39 years using the straight-line method. For financial reporting purposes, the Prudential Building is recorded at its historical cost and is depreciated using the straight-line method over its estimated useful life, which is estimated to be 39 years.

         PRUDENTIAL BUILDING; REAL ESTATE TAXES. The 1998 annual real estate taxes paid on the Prudential Building were approximately $588,772. The Duval county real estate tax is 1.92 percent of assessed value.

         PRUDENTIAL BUILDING; OCCUPANCY. At December 31, 1998, the Prudential Building was leased to five tenants engaged in insurance and food services. Information about the occupancy rate and the average effective annual rental per square foot for the Prudential Building for the last five years is not meaningful because the building was substantially occupied by its owner, Prudential Insurance Company of America ("Prudential"), during this period.

         PRUDENTIAL BUILDING; LEASE EXPIRATIONS. The following table sets forth a summary schedule of the total lease expirations for the Prudential Building for leases in place as of December 31, 1998, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.


  Year of Lease                                                                                          2009 &
  Expiration                1999     2000      2001       2002     2003   2004  2005  2006  2007   2008  Beyond
  -----------------------  ------   -------   -------  ----------  ----   ----  ----  ----  ----   ----  ------
  No. of leases
    Expiring.............       1         2         1           1    --     --    --    --    --     --     ---
  Square footage of
    Expiring Leases......      --     3,022     2,832     474,570    --     --    --    --   ---     --     ---
  Percent of total
    leased square feet...      --      0.63%     0.59%      98.78%   --     --    --    --    --     --     ---
  Annualized rent of
    Expiring leases......  $3,900   $39,041   $43,324  $7,555,154    --     --    --    --    --     --     ---
  Percent of total
    Annualized rent......    0.05%     0.51%     0.57%      98.87%   --     --    --    --    --     --     ---
  Annualized rent per
    square foot of
    expiring leases......  $   --   $ 12.92   $ 15.30  $    15.92    --     --    --    --    --     --     ---

         At December 31, 1998, the only tenant of the Prudential Building which occupied 10% or more of the rentable square footage in the building was Prudential, which is engaged in the insurance business. Prudential leases 474,570 rentable square feet on 22 floors. The other two minor leases, totaling 5,749 square feet, provide support services for Prudential. As noted above, the Company has entered into an agreement with a local hospital pursuant to which the hospital is to lease up to 150,000 square feet in the Prudential Building for a nine-year period should Prudential exercise its termination option.

         INDEBTEDNESS-GENERAL. The Company's investments in real estate, subordinate and residual interests in mortgage-related securities and other assets, such as single family residential loans, generally depend upon short-term borrowings such as repurchase agreements and warehouse facilities/lines of credit with financial institutions or institutional lenders to finance the Company's acquisition of such assets on a short-term basis in the case of repurchase agreements and on a one to three-year basis in the case of warehouse facilities/lines of credit. There can be no assurance that such financing will continue to be available on terms reasonably satisfactory to the Company. The inability of the Company to arrange additional borrowings such as repurchase agreements and warehouse facilities/lines of credit or to repay, extend or replace existing borrowings when they expire would have a material adverse effect on the Company's business, financial condition and results of operations and on the Company's outstanding securities.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase were $138.6 million at December 31, 1998. These obligations are secured by certain of the Company's investments in subordinated interests in commercial mortgage-backed securities, residual interests in subprime residential loan securitizations, and U.K. mortgage loan residual securities.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit amounted to $34.5 million at December 31, 1998. The borrowings are comprised of $34.5 million pursuant to a three year agreement, which is collateralized by commercial loans.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT - REAL ESTATE. Obligations outstanding under lines of credit secured by real estate amounted to $142.6 million at December 31, 1998. These borrowings have a three-year term and an interest rate that floats in accordance with LIBOR.

         MINORITY INTEREST. At December 31, 1998, minority interest totaled $23.9 million and represented OCN's ownership through IMIHC of 1,808,733 units in the Operating Partnership. On May 7, 1998, the Company sold 1,473,733 units in the Operating Partnership to IMIHC for $24.5 million. On February 17, 1998, the Company sold 175,000 shares of common stock for cash in an aggregate amount of approximately $3.1 million to certain officers and directors of the Company and OCN. In connection with this stock issuance, IMIHC sold a like number of shares of Common Stock to the Company and invested in a like number of units in the Operating Partnership in order to comply with the stock ownership restrictions imposed on REITs under the Code. See "Note 1 to the Consolidated Financial Statements" under Item 8.

         SHAREHOLDERS' EQUITY. Shareholders' equity decreased by $50.1 million from December 31, 1997 to December 31, 1998. The decrease was due to a net loss of $58.2 million, a cumulative currency translation adjustment of $1.9 million and $22.4 million in cash dividends paid during 1998, which were offset in part by a $14.0 million capital contribution in connection with the sale of the IO Portfolio and an $18.4 million increase in unrealized gain on securities available for sale. Shareholders' equity increased to $271.3 million from May 14, 1997 to December 31, 1997 as a result of the net proceeds from the Initial Public Offering in May 1997 and net income of $11.8 million during the period, which were offset in part by the change in unrealized losses on securities available for sale of $7.3 million, the repurchase of 160,000 shares of Common Stock (the effect of which was offset by a concurrent issuance of limited partnership units in the Operating Partnership) for $3.0 million and dividends declared on the Common Stock of $13.9 million. See the Consolidated Statement of Changes in Shareholders' Equity in the Consolidated Financial Statements under
Item 8.

CAPITAL RESOURCES AND LIQUIDITY

         Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, and for other general business purposes. Additionally, to maintain its status as a REIT under the Code, the Company must distribute annually at least 95% of its taxable income. The primary sources of funds for liquidity during 1998 consisted of reverse repurchase agreements, proceeds from issuance of the Redeemable Notes, other secured borrowings, maturities and principal payments on loans and securities, proceeds from the sale of Operating Partnership units to IMIHC, and proceeds from the securitization of a portion of the residential loan portfolio.

         The Company's operating activities provided cash flows of $67.8 million in 1998. The Company's investing activities used cash flows of $694.5 million during 1998. During 1998, cash flows from investing activities were used primarily to purchase securities available for sale, originate or purchase loans, and purchase commercial real estate. The Company's financing activities provided cash flows of $632.9 million during 1998 and primarily consisted of proceeds from lines of credit and repurchase agreements of $315.6 million, proceeds from the issuance of the Redeemable Notes of $150.0 million, and proceeds from the securitization of the Company's residential loan portfolio of $173.9 million.

         At December 31, 1998, OAC's total closed transactions since the Initial Public Offering, net of repayments, were $870.5 million. Of this amount, $811.8 million has been funded and the remaining $58.7 million is to be funded over the construction and renovation periods, which range from two to 18 months. In addition, for 1999, the Company has budgeted $32.6 million of capital expenditures on its investments in real estate in order to reposition such properties in the market.

         Based on its monthly interest and other expenses, monthly cash receipts, existing commitments, capital expenditure plans and rate of collateral calls through January 31, 1999, the Company believes that its existing sources of funds will be adequate for purposes of meeting its short-term (one-year or less) and long-term liquidity needs. However, there can be no assurance that this will be the case. Material increases in monthly interest expense or in collateral calls, or material decreases in monthly cash receipts, generally would negatively impact the Company's liquidity. On the other hand, material decreases in monthly interest expense or in collateral calls generally would positively affect the Company's liquidity.

OTHER TRENDS AND CONTINGENCIES

         Fluctuations in interest rates will continue to impact the Company's net interest income to the extent the Company's fixed rate assets are funded by variable rate debt or the Company's variable rate assets reprice on a different schedule, or in relation to a different index than its floating rate debt. At December 31, 1998, the Company had interest rate swap agreements with a notional amount of $200.8 million and a fair value of ($4.1) million in order to limit partially the adverse effects of rising interest rates on the remaining floating-rate debt. For a tabular presentation of these agreements and other information, see Note 4 to the Consolidated Financial Statements under Item 8. When the Company's swap agreements expire, the Company will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the swaps are replaced or other steps are taken to mitigate this risk.

         The flexibility in the Company's leverage is dependent upon, among other things, the value of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying assets. At December 31, 1998, the Company had unencumbered residential loans and securities having a fair value totaling approximately $68.9 million ($35.5 million of subordinate and residual mortgage-backed securities, $25.4 million of commercial mortgage-backed securities, and $8.0 million of residential loans). At January 31, 1999, the Company had unencumbered residential loans and securities having a fair value totaling approximately $53.3 million ($33.1 million of subordinate and residual mortgage-backed securities, $12.7 million of commercial mortgage-backed securities, and $7.5 million of residential loans).

         In certain circumstances, including, among other things, increases in interest rates, changes in market spreads, or decreases in credit quality of underlying assets, the Company would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. During the fourth quarter of 1998, the Company was required to and did fund requests for additional collateral calls on outstanding repurchase agreements collateralized by securities available for sale which aggregated $13.7 million, $0.8 million and $3.4 million in October, November and December, respectively. In October 1998, the Company funded requests for additional margin deposits in connection with it swaps positions that aggregated $3.3 million. No additional deposits were made in November 1998, and the Company pulled back margin deposits in connection with its swaps and future positions of $2.5 million in December 1998.

         During January 1999, the Company funded requests for additional collateral calls on outstanding repurchase agreements collateralized by securities available for sale in the amount of $2.1 million. No additional deposits were made in January 1999 in connection with its existing swaps and future positions.

         At December 31, 1998, the Company had total consolidated indebtedness of $622.0 million, of which all but $143.0 million of outstanding Redeemable Notes was secured indebtedness, as well as $21.2 million of other liabilities. This consolidated indebtedness consisted of: (i) $138.6 million of repurchase agreements, of which $90.8 million was scheduled to mature in one year; (ii) lines of credit aggregating $177.0 million, which mature in 2001 (subject to extension by the Company under certain conditions until 2002) and are secured by real estate, loans and/or securities; (iii) $143.0 million of outstanding Redeemable Notes, which mature in 2005; and (iv) $163.4 million of match funded indebtedness which is secured by $173.6 million of match funded residential loans, net, which was incurred in November 1998 as a result of the securitization of 1,808 first and second single family residential mortgage loans and the retention by the Company of an approximately $10.1 million non-investment grade equity security in the special purpose entity which was established to effect the securitization. See Note 7 to the Consolidated Financial Statement under Item 8.

         Mortgage-related securities which are subject to repurchase agreements, as well as loans and real estate which secure other indebtedness, periodically are revalued by the lender, and a decline in such value may result in the lender requiring the Company to provide additional collateral to secure the indebtedness.  Although  to  date  the  Company  has  had  adequate  cash,  cash equivalents and other unencumbered assets to meet calls for additional collateral, to repay a portion of the related indebtedness, or to meet its other operating and financing requirements, including its current capital expenditure plans, there can be no assurance that sufficient levels of such assets will continue to be available.

         The Company's recent decision to discontinue future investment activities effectively means that the Company's future profitability, and its ability to meet its indebtedness obligations, will be dependent on its existing assets. Circumstances which result in decreased income from the Company's assets, including without limitation market and economic conditions which adversely affect leasing income from the Company's investments in real estate, payments on its loans, and yield on its securities, could adversely affect the ability of the Company to meet its indebtedness obligations, as could market and economic conditions which increase the cost of the Company's variable rate or short-term liabilities, as noted above.

         If the Company is unable to fund additional collateral needs or to repay, renew or replace maturing indebtedness on terms reasonably satisfactory, the Company would be required to sell, under adverse market conditions, a portion of its assets, and could incur losses as a result. Furthermore, an extremely limited market for subordinate and residual interests in mortgage-related securities currently exists and there can be no assurance that a liquid market for such securities will fully develop. Therefore, the Company's ability to dispose of such securities promptly in such situations may be limited.

         The indenture under which the Redeemable Notes were issued (the "Indenture") prohibits the Company from incurring or issuing debt, other than certain permitted indebtedness ("Permitted Indebtedness"), if certain financial tests are not satisfied. One such test requires that the ratio of adjusted FFO to adjusted fixed charges for the previous four fiscal quarters exceeds 1.25 to
1.00. Given that FFO for 1998 was $(41.2) million, reflecting write-downs of the securities available for sale portfolio of $79.7 million predominantly in the second half of the year, the Company does not expect this financial test to be satisfied during 1999. Permitted Indebtedness, the incurrence of which is not limited under the Indenture, includes: (i) up to $150 million of debt that may be incurred under certain warehouse lines of credit or mortgage loan repurchase agreements; (ii) match funded debt that may be incurred by a special purpose, bankruptcy remote subsidiary of the Company; (iii) renewals or refinancings of existing debt structured to meet certain conditions; (iv) debt that may be incurred in hedge transactions; (v) up to $10 million of capital lease and purchase money financing; and (vi) up to $50 million of additional debt. The Company believes that it can meet it financing needs from sources of Permitted Indebtedness during 1999, although there can be no assurance that this will be the case.

         In addition to payment and, in the case of the Company's secured indebtedness, collateralization requirements, the Company is subject to various other covenants in the agreements evidencing its indebtedness, including the maintenance of specified amounts of equity. At December 31, 1998 and at January 31, 1999, the Company was in compliance with all obligations under the agreements evidencing its indebtedness with respect to the Company's equity and the Operating Partnership's equity, as defined in the applicable agreement. There can be no assurance that additional operating losses will not result in the Company's violation of its financial and non-financial covenants in the future. In the event of a default in such covenants, the lender generally would be able to accelerate repayment of the indebtedness and pursue other available remedies, which could result in defaults on other indebtedness of the Company, unless the applicable lender or lenders allowed the Company to remain in violation of the agreements. Were a default to be declared, the Company would not be able to continue to operate without the consent of its lenders. The Company currently is considering various alternatives to enhance its ability to meet its payment and other obligations under its indebtedness and the funding requirements discussed above, including the sale of certain assets and the potential tax and other consequences associated therewith. There can be no assurance that the Company will have sufficient liquidity to meet these obligations on a short-term or long-term basis.

YEAR 2000  DATE CONVERSION

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

         OCN has established a project plan to achieve Year 2000 readiness of its mission critical and non-mission critical systems, including hardware infrastructure and software applications. The project plan is divided into six phases: identification, evaluation, remediation, validation, risk assessment and contingency planning. As of December 31, 1998, OCN had substantially completed the systems identification, evaluation, remediation, and validation phases of the project.

         As part of the idenitifcation and evaluation phases of the project, the Company has documented critical operating functions within each business unit, as well as strategic third-party and vendor relationships. OCN has retained a business continuity expert to prepare contingency plans and assist with the testing and validation of these plans. OCN expects to complete its Year 2000 risks assessment and contingency planning efforts during the first half of 1999. The cost of OCN's Year 2000 project, which is budgeted at $2.0 million, will be borne by OCN. The Company does not expect to incur any costs in connection with achieving Year 2000 compliance. Until the risk assessment phase is completed, the Company will not know the complete extent of the risks associated with Year 2000 issues, including an analysis of the most reasonable likely worst case Year 2000 scenario, nor can the Company prepare a contingency plan. As a result, neither is ready at this time.

FUNDS FROM OPERATIONS

         The Company generally considers FFO to be a useful financial performance measure of the operating performance of a REIT because such measure does not recognize: (i) depreciation and amortization of real estate assets as operating expenses, which management believes are not meaningful in evaluating income-producing real estate because such real estate historically has not depreciated, and (ii) gains/losses from debt restructuring and sales of property. In addition, FFO together with net income and cash flow, provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent cash provided by operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of the results of the Company's performance or to cash flows as a measure of liquidity. For a discussion of the Company's operating, investing and financing activities under GAAP, see "-Capital Resources and Liquidity" above. In 1995, NAREIT established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. As defined, FFO consists of net income applicable to common shareholders (computed in accordance with GAAP) excluding gains (losses) from debt restructuring and sales of property (including furniture and equipment) plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Since other REITs may calculate FFO in a different manner, there can be no assurance that the Company's FFO is comparable with the FFO reported by other entities.

         FFO for the year ended December 31, 1998, was $41.1 million compared to $12.0 million for the period May 14, 1997, to December 31, 1997.

         FFO differs from cash made available to holders of the Common Stock, which is based on the Company's net taxable income. Distributions of dividends to shareholders amounted to $22.4 million for the year ended December 31, 1998 and $13.9 million for the period May 14, 1997 to December 31, 1997.

         The following table reconciles FFO and net income during the periods indicated.

                                                                    For the Period
                                                     For the         May 14, 1997
                                                   Year Ended             to
                                               December 31, 1998   December 31, 1997
                                               -----------------   -----------------
                                                       (Dollars in Thousands)
Net income .................................   $       (58,186)    $        11,792
   Depreciation and amortization ...........             3,606                 179
   Loss on sale of IO portfolio ............            13,958                  --
   Loss on sale of property ................               115                  --
   Extraordinary gain on repurchase of debt               (615)                 --
                                               ---------------     ---------------
FFO ........................................   $       (41,122)    $        11,971
                                               ===============     ===============

INFLATION

         Inflation has remained relatively low during the past few years and has had a minimal impact on the operating performance of the Company's investment in real estate. Nonetheless, certain of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Office and retail space in the properties is generally leased to tenants under lease terms which provide for the tenants to pay for increases in operating expenses in excess of specified amounts.

         Notwithstanding the foregoing, inflation may have a negative impact on some of the Company's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

REIT STATUS

         The Company has qualified and intends to continue to qualify through calendar 1998 (but not thereafter) as a REIT under Sections 856 through 860 of Code. Qualification for treatment as a REIT requires the Company to meet certain criteria, including certain requirements regarding the nature of its ownership, assets, income, and distributions of taxable income. A REIT generally will not be subject to federal income taxation on that portion of its income that is distributed to its shareholders if it distributes at least 95% of its taxable income and meets certain other income and asset tests. The Company has until the filing of its tax return to satisfy the distribution requirement. Since the Company plans to distribute 100% of its taxable income, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying Consolidated Financial Statements. As taxable income is finalized and the tax return is filed, an additional distribution may be required which may be significant. The Company may be subject to tax at normal corporate rates on net income or capital gains not distributed. For additional information about an anticipated excise tax liability to be incurred by the Company in connection with the distribution requirements, See "Recent Developments" under Item 1.

RISK OF LOSS OF INVESTMENT COMPANY ACT EXEMPTION

         The Company believes that it is not, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Under the Investment Company Act, an investment company is required to register with the Commission and is subject to extensive, restrictive and potentially adverse regulations. The Investment Company Act exempts entities, however, that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretations by the staff of the Securities and Exchange Commission (the "Commission"), qualifying for this exemption requires the Company, among other things, to maintain at least 55% of its assets in Qualifying Interests and to maintain an additional 25% in Qualifying Interests or other real estate-related assets. The Company's investments in real estate and mortgage loans generally constitute Qualifying Interests, and the Company believes that subordinate and residual interests in mortgage-related securities constitute Qualifying Interests when the Company acquires the right to direct the foreclosure upon any defaulted loan which backs such securities and to take all other actions that a servicer generally may take in connection with a defaulted loan.

         At December 31, 1998, the Company believes that its Qualifying Interests, including subordinate and residual interests, comprised over 85% of the Company's total assets and over 92% when combined with other real-estate related assets. As a result, the Company believes that it was and is not required to register as an investment company under the Investment Company Act. The Company does not intend, however, to seek an exemptive order, no-action letter or other form of interpretive guidance from the Commission on this position, and if the Commission were to take a different position, the Company could be required either (i) to change the manner in which it conducts its operations in order to avoid investment company registration or (ii) to register as an investment company, either of which could have a material adverse effect on the Company and its securities, could subject the Company to monetary penalties and injunctive relief in an action brought by the Commission, could cause the Company to be unable to enforce contracts with third parties and could cause third parties to seek recission of relevant transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the Company's net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities, by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, the ability of the Company to originate and acquire loans, the value of the Company's mortgage-related securities and other interest-earning assets, and its ability to realize gains from the sale of such assets.

         The Company may utilize a variety of financial instruments, including interest rate swaps, caps, floors, and other interest rate contracts, in order to limit the effects of interest rates on its operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and, indeed, that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses or increased costs. Moreover, with respect to certain of the instruments used as hedges, the Company is exposed to the risk that the counterparties with which the Company trades may cease making markets and quoting prices in such instruments, which may render the Company unable to enter into an offsetting transaction with respect to an open position. If the Company anticipates that the income from any such hedging transaction will not be qualifying income for REIT income test purposes, the Company may conduct part or all of its hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. The profitability of the Company may be adversely affected during any period as a result of changing interest rates.

         The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) by 100 to 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty term and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities.

         When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. For example, under current market conditions, a 100 basis point decline in the market interest rate is estimated to result in a 200 basis point increase in the prepayment rate of a typical subprime residential loan. Most commercial and multi-family loans are not subject to prepayments as a result of prepayment penalties and contractual terms that prohibit prepayments during specified periods. However, for those commercial and multi-family loans where prepayments are not currently precluded by contract, declines in interest rates are associated with steep increases in prepayment speeds in computing cash flows. A risk premium is then calculated for each asset, which, when added to the interest rate being modeled, results in a matrix of discount rates that are applied to the cash flows computed by the model. Since the net portfolio value consists of both fixed and adjustable components, an inverse relationship between the market value of the net portfolio and net interest income is possible. This could happen if more assets reprice during the first year. In this case, more liabilities would be funded at the new lower rates over a longer period of time during the year. The base interest rate scenario assumes interest rates at December 31, 1998. Actual results could differ significantly from those estimated in the table.

                                       Projected Percentage Change In
================================================================================
Change in Interest Rate         Net Interest Income (1)     Net Portfolio Value
================================================================================

      -400 Basis Points                  (10.52)%                  23.17%
      -300 Basis Points                   (7.89)                   16.31
      -200 Basis Points                   (5.26)                   10.04
      -100 Basis Points                   (2.63)                    3.82
     Base Interest Rate                    0                        0
      +100 Basis Points                    2.63                    (3.70)
      +200 Basis Points                    5.26                    (8.27)
      +300 Basis Points                    7.89                   (12.84)
      +400 Basis Points                   10.52                   (19.90)

(1) Represents the estimated percentage change in net interest income over the next twelve months, assuming that balances are rolled over and reinvested at the shocked level of interest rate. For purposes of this calculation, net interest income includes interest expense associated with the investments in real estate.

ASSET AND LIABILITY MANAGEMENT

         Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match asset and liability balances within maturity categories to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time.

         The Company utilizes a variety of off-balance sheet financing techniques to assist it in the management of interest rate risk. These techniques may include interest rate futures and interest rate swaps, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swaps are utilized by the Company to protect against the increase in borrowing cost from floating rate debt or a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. At December 31, 1998, the Company had entered into interest rate swap agreements with an aggregate notional amount of $200.8 million. See Note 4 to the Consolidated Financial Statements under Item 8.

         Methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap," which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Since different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

         The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at
December 31, 1998. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except: (i) adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, and (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayment. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                        December 31, 1998
                                                  ------------------------------------------------------------
                                                                          More than 1
                                                   Within       4 to 12     Year to      3 Years
                                                  3 Months      Months      3 Years      and Over      Total
                                                  ---------    ---------   ---------    ---------    ---------
Rate-Sensitive Assets:                                                       (Dollars In Thousands)
  Interest-earning cash and repurchase
    Agreements.................................   $  49,880    $      --   $      --    $      --    $  49,880
  Securities available for sale................      26,215       40,811      81,741      202,387      351,154
  Loan portfolio, net (1)......................      42,355       86,744      59,346       58,506      246,951
  Match funded loan agreements.................       2,061       60,778      57,962       52,809      173,610
  Discount loan portfolio, net (1).............          --        5,618          --           --        5,618
                                                  ---------    ---------   ---------    ---------    ---------
    Total rate-sensitive assets................     120,511      193,951     199,049      313,702      827,213
                                                  ---------    ---------   ---------    ---------    ---------
Rate-Sensitive Liabilities:
  Securities sold under agreements
    to repurchase..............................     138,612           --          --           --      138,612
  Bonds-match funded loan agreements...........     163,404           --          --           --      163,404
  Obligations outstanding under lines of credit     177,029           --          --           --      177,029
  Notes, debentures and other
    interest-bearing obligations...............          --           --          --      143,000      143,000
                                                  ---------    ---------   ---------    ---------    ---------
    Total rate-sensitive liabilities...........     479,045           --          --      143,000      622,045
  Interest rate sensitivity gap before
    Off-balance sheet financial instruments....    (358,534)     193,951     199,049      170,702      205,168
Off-Balance Sheet Financial Instruments:
  Interest rate swaps..........................     200,780           --     (92,000)    (108,780)          --
                                                  ---------    ---------   ---------    ---------    ---------
Interest rate sensitivity gap..................    (157,754)     193,951     107,049       61,922    $ 205,168
                                                  ---------    ---------   ---------    ---------    =========
Cumulative interest rate sensitivity gap.......   $(157,754)   $  36,197   $ 143,246    $ 205,168
                                                  ==========   =========   =========    =========
Cumulative interest rate sensitivity gap as a
    percentage of total rate-sensitive assets..      (19.07%)       4.38%      17.32%       24.80%

(1)      Balances have not been reduced for non-performing loans.

         As of December 31, 1998, the cumulative volume of assets maturing or repricing within one year exceeded liabilities by $36.2 million, or 4.38% of assets, implying moderate current-year income sensitivity to movements in the level of interest rates.

ITEM 8.  FINANCIAL STATEMENTS

                                                 INDEX
                                                                                                   Page
                                                                                                   ----

    Report of Management........................................................................... 52

    Report of Independent Certified Public Accountants............................................. 53

    Consolidated Statement of Financial Condition at December 31, 1998 and 1997.................... 54

    Consolidated Statement of Operations for the Year Ended December 31, 1998 and for the Period
      May 14, 1997 to December 31, 1997............................................................ 55

    Consolidated Statement of Comprehensive Income (loss) for the year ended December 31, 1998 and for the Period May 14, 1997 to December 31, 1997......................................... 56

    Consolidated Statement of Changes in Shareholders' Equity for the Year Ended December 31, 1998
      and for the Period May 14, 1997 to December 31, 1997......................................... 57

    Consolidated Statement of Cash Flows for the Year Ended December 31, 1998 and for the Period
      May 14, 1997 to December 31, 1997............................................................ 58

    Notes to Consolidated Financial Statements at December 31, 1998 and 1997....................... 59

REPORT OF MANAGEMENT


The management of Ocwen Asset Investment Corp. ("Ocwen" or the "Company") is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this annual report. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and include amounts based on management's best estimates and judgments. Nonfinancial information included in this annual report has also been prepared by management and is consistent with the consolidated financial statements. In the opinion of management, the consolidated financial statements fairly reflect the Company's financial position, results of operations and cash flows.

To assure that financial information is reliable and assets are safeguarded, management has established and maintains an effective system of internal accounting controls and procedures that provide reasonable assurance as to the integrity and reliability of the consolidated financial statements, the protection of assets against loss from unauthorized use or disposition and the prevention and detection of errors and irregularities on a timely basis.

PricewaterhouseCoopers LLP conducts its audit of the consolidated financial statements in accordance with generally accepted auditing standards. Such standards include the evaluation of internal accounting controls to establish a basis for developing the scope of its examination of the consolidated financial statements. In addition to the use of independent certified public accountants, Ocwen maintains a professional staff of internal auditors who conduct financial, procedural and special audits of the Company. To ensure their independence, both PricewaterhouseCoopers LLP and the internal auditors have direct access to the Audit Committee of the Board of Directors.

The Audit Committee, which consists solely of independent directors of the Company, makes recommendations to the Board of Directors concerning the appointment of the independent certified public accountants and meets with PricewaterhouseCoopers LLP and the internal auditors to discuss the results of their audits, the Company's internal accounting controls and financial reporting matters.


    /s/ WILLIAM C. ERBEY                      /s/ MARK S. ZEIDMAN
    --------------------                      -------------------
    William C. Erbey                          Mark S. Zeidman
    Chairman and Chief Executive Officer      Senior Vice President and
                                              Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Ocwen Asset Investment Corp.

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, of comprehensive income
(loss), of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ocwen Asset Investment Corp. (the "Company") and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for the year ended December 31, 1998, and the period May 14, 1997 to December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
January 28, 1999

                                        OCWEN ASSET INVESTMENT CORP.
                                CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                             December 31,      December 31,
                                                                                 1998              1997
                                                                             -------------    -------------
ASSETS:
   Cash and amounts due from depository institutions .....................   $   3,484,929    $     331,047
   Interest-bearing deposits .............................................      49,880,276       48,346,076
   Securities available for sale, at fair value ..........................     351,153,971      146,026,907
   Commercial and multi-family loan portfolio, net .......................      65,282,965        9,481,436
   Residential loan portfolio, net .......................................       8,058,445        6,350,043
   Match funded residential loans, net ...................................     173,609,873               --
   Discount loan portfolio, net ..........................................       5,618,022       26,978,888
   Investment in real estate, net ........................................     208,058,721       45,430,039
   Principal and interest receivable .....................................       7,475,795        2,518,272
   Deposits on pending asset acquisitions ................................              --        1,000,000
   Other assets ..........................................................      15,702,816        1,540,633
                                                                             -------------    -------------
     Total assets ........................................................   $ 888,325,813    $ 288,003,341
                                                                             =============    =============

LIABILITIES:
   Securities sold under agreements to repurchase ........................   $ 138,611,824    $          --
   Obligations outstanding under line of credit ..........................      34,472,404               --
   Obligations outstanding under line of credit - secured by real estate .     142,556,880               --
   11.5% Redeemable Notes due 2005 .......................................     143,000,000               --
   Bonds - match funded loan agreement ...................................     163,403,966               --
   Dividends and distributions payable ...................................              --        7,458,750
   Accrued expenses, payables and other liabilities ......................      21,190,288        6,344,783
                                                                             -------------    -------------
     Total liabilities ...................................................     643,235,362       13,803,533
                                                                             -------------    -------------

Minority interest ........................................................      23,914,058        2,941,541
                                                                             -------------    -------------

Commitments and Contingencies (Note 15)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 25,000,000 shares authorized;
     0 shares issued and outstanding .....................................              --               --
   Common Stock, $.01 par value; 200,000,000 shares authorized;
     18,965,000 shares issued and outstanding ...........................         189,650          189,650
   Additional paid-in capital ............................................     294,492,203      280,503,838
   Cumulative dividends declared .........................................     (36,277,546)     (13,898,849)
   Retained earnings (deficit) ...........................................     (46,394,403)      11,791,518
   Accumulative other comprehensive income:
     Unrealized gain (loss) on securities available for sale .............      11,038,151       (7,327,890)
     Cumulative translation adjustment ...................................      (1,871,662)              --
                                                                             -------------    -------------
       Total other comprehensive income (loss) ...........................       9,166,489       (7,327,890)
                                                                             -------------    -------------
       Total shareholders' equity ........................................     221,176,393      271,258,267
                                                                             -------------    -------------
                                                                             $ 888,325,813    $ 288,003,341
                                                                             =============    =============

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   OCWEN ASSET INVESTMENT CORP.
                               CONSOLIDATED STATEMENT OF OPERATIONS


                                                         For the Year Ended   For the Period May 14,
                                                             December 31,           1997 to
                                                                1998           December 31, 1997
                                                         ------------------    ---------------------
INTEREST INCOME:
   Repurchase agreements and interest bearing deposits   $        1,212,517    $        5,538,946
   Securities held for trading .......................              106,892                    --
   Securities available for sale .....................           43,446,423             6,362,909
   Commercial and Multi-family loans .................            5,736,214               245,147
   Match funded residential loans ....................            1,915,071                    --
   Residential loans .................................            8,424,325                66,010
   Discount loans ....................................            2,116,564             1,248,703
                                                         ------------------    ------------------
                                                                 62,958,006            13,461,715
                                                         ------------------    ------------------
INTEREST EXPENSE:
   Securities sold under agreements to repurchase ....           11,682,824                    --
   Obligations outstanding under lines of credit .....            6,515,925                    --
   11.5% Redeemable Notes due 2005 ...................            7,798,597                    --
   Bonds-match funded loan agreements ................            1,530,467                    --
                                                         ------------------    ------------------
                                                                 27,527,813                    --
                                                         ------------------    ------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES .           35,430,193            13,461,715
   Provision for loan losses .........................              641,677                    --
                                                         ------------------    ------------------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           34,788,516            13,461,715
                                                         ------------------    ------------------

REAL ESTATE-OPERATING INCOME:
   Rental income .....................................           22,701,796             1,320,090
   Other .............................................               37,801               902,665
                                                         ------------------    ------------------
                                                                 22,739,597             2,222,755
                                                         ------------------    ------------------
REAL ESTATE-OPERATING EXPENSES:
   Rental operation ..................................           10,803,153               549,369
   Depreciation and amortization .....................            3,606,490               179,088
   Interest ..........................................            7,190,002                    --
                                                         ------------------    ------------------
                                                                 21,599,645               728,457
                                                         ------------------    ------------------
REAL ESTATE INCOME, NET ..............................            1,139,952             1,494,298
                                                         ------------------    ------------------
OTHER EXPENSES:
   Management fees ...................................            5,892,468             1,796,311
   Due diligence expenses ............................            1,817,924               326,025
   Servicing fees ....................................            2,399,778                    --
   Foreign currency (gain) loss ......................             (116,953)              568,565
   Other .............................................            3,323,672               464,164
                                                         ------------------    ------------------
                                                                 13,316,889             3,155,065
                                                         ------------------    ------------------

LOSSES ON SECURITIES, DERIVATIVES, AND REAL ESTATE ...          (86,267,429)                   --
                                                         ------------------    ------------------

(LOSS) INCOME BEFORE MINORITY INTEREST ...............          (63,655,850)           11,800,948

Minority interest in net loss (income) of consolidated
    subsidiary .......................................            4,854,884                (9,430)
                                                         ------------------    ------------------
   NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM .......          (58,800,966)           11,791,518

Extraordinary gain on repurchase of debt .............              615,047                    --
                                                         ------------------    ------------------
   NET (LOSS) INCOME .................................   $      (58,185,919)   $       11,791,518
                                                         ==================    ==================
BASIC (LOSS) EARNINGS PER SHARE:
   (Loss) income before extraordinary item ...........   $            (3.10)   $             0.62
   Extraordinary item ................................                 0.03                    --
                                                         ------------------    ------------------
   Net (loss) income .................................   $            (3.07)   $             0.62
                                                         ==================    ==================
DILUTED (LOSS) EARNINGS PER SHARE:
   (Loss) income before extraordinary item ...........   $            (3.10)   $             0.60
   Extraordinary item ................................                 0.03                    --
                                                         ------------------    ------------------
   Net (loss) income .................................   $            (3.07)   $             0.60
                                                         ==================    ==================

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                            OCWEN ASSET INVESTMENT CORP.
                                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                                                                             For the Year         For the Period
                                                                                Ended             May 14, 1997 to
                                                                           December 31, 1998     December 31, 1997
                                                                          ------------------    ------------------
Net (loss) income .....................................................   $      (58,185,919)   $       11,791,518
Other comprehensive income:
   Unrealized gain (loss) on securities available for sale ............            8,967,096            (7,327,890)
   Unrealized foreign currency translation adjustment .................           (1,871,662)                   --
   Reclassification adjustment for losses included in net income ......            9,398,945                    --
                                                                          ------------------    ------------------
   Other comprehensive income .........................................           16,494,379            (7,327,890)
                                                                          ------------------    ------------------
Comprehensive (loss) income ...........................................   $      (41,691,540)   $        4,463,628
                                                                          ==================    ==================




Disclosure of reclassification adjustment:
   Unrealized holding losses arising during the year on securities sold   $      (70,251,978)
   Add:  Adjustment for losses included in net loss ...................           79,650,923
                                                                          ------------------
   Net reclassification adjustment for losses recognized in other
     Comprehensive income in prior years ..............................   $        9,398,945
                                                                          ==================

                THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                OCWEN ASSET INVESTMENT CORP.
                                                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD
                                                             MAY 14, 1997 TO DECEMBER 31, 1997


                                                                                                    Accumulated
                                   Common Stock          Additional      Cumulative      Retained       Other
                           ----------------------------    Paid-in        dividends      earnings   Comprehensive
                              Shares         Amount        Capital        declared       (deficit)   Income (loss)      Total
                           -------------  -------------  -------------  -------------  -------------  ------------  -------------
Issuance of common
  stock ..................    19,125,000  $     191,250  $ 283,496,750  $          --  $          --  $         --  $ 283,688,000

Repurchase of common
  stock ..................      (160,000)        (1,600)    (2,992,912)                                                (2,994,512)

Net income ...............                                                                11,791,518                   11,791,518

Dividends ................                                                (13,898,849)                                (13,898,849)

Change in unrealized gain
  (loss) on securities
  available for sale .....                                                                              (7,327,890)    (7,327,890)
                           -------------  -------------  -------------  -------------  -------------  ------------  -------------
Balance at December
  31, 1997 ...............    18,965,000        189,650    280,503,838    (13,898,849)    11,791,518    (7,327,890)   271,258,267
                           -------------  -------------  -------------  -------------  -------------  ------------  -------------

Capital contribution .....                                  13,988,365                                                 13,988,365

Net (loss) ...............                                                               (58,185,921)                 (58,185,921)

Dividends ................                                                (22,378,697)                                (22,378,697)

Change in unrealized
  gain (loss) on
  Securities available
  for sale ...............                                                                              18,366,041     18,366,041

Change in cumulative
  translation adjustment .                                                                              (1,871,662)    (1,871,662)
                           -------------  -------------  -------------  -------------  -------------  ------------  -------------
Balance at December
  31, 1998................    18,965,000  $     189,650  $ 294,492,203  $ (36,277,546) $ (46,394,403) $  9,166,489  $ 221,176,393
                           =============  =============  =============  =============  =============  ============  =============

                                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                            OCWEN ASSET INVESTMENT CORP.
                                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    For the Year    For the Period
                                                                                       Ended        May 14, 1997 to
                                                                                    December 31       December 31,
                                                                                        1998             1997
                                                                                   -------------    -------------
Cash flows from operating activities:
   Net (loss) income ...........................................................   $ (58,185,919)   $  11,791,518
     Adjustments to reconcile net income to net cash provided by operating activities:
       Premium amortization (discount accretion), net ..........................      15,012,575        6,236,654
       Depreciation ............................................................       3,606,490          179,088
       Foreign exchange (gain) loss ............................................        (116,953)         568,565
       Extraordinary gain on extinguishment of debt ............................        (615,047)              --
       Provision for loan losses ...............................................         641,677               --
       Proceeds received on sale of securities held for trading ................      39,408,287               --
       Net losses on securities, derivative, and real estate ...................      86,267,429               --
       Increase in interest receivable .........................................      (4,957,523)      (2,518,272)
       Increase in other assets ................................................     (14,316,713)      (1,540,633)
       Increase (decrease) in accrued expenses, payables and other liabilities .       5,934,062        6,344,783
       Minority interest in earnings (losses) ..................................      (4,854,884)           9,430
                                                                                   -------------    -------------
Net cash provided by operating activities ......................................      67,823,481       21,071,133
                                                                                   -------------    -------------
Cash flows from investing activities:
  Purchase of securities available for sale ....................................    (357,279,884)    (166,334,140)
  Maturities and principal payments received on securities available for sale ..      42,872,223        6,654,881
  Principal payments received from discount loans ..............................       2,174,388          932,366
  Principal payments received from loans .......................................      36,036,537          333,454
  Purchase of loans ............................................................    (267,570,853)     (16,091,515)
  Purchase of discount loans ...................................................              --      (28,465,429)
  Proceeds received from sale of investment in real estate .....................       1,397,201               --
  Investment in real estate ....................................................    (152,252,879)     (45,609,127)
  Deposits on pending asset acquisitions .......................................         126,605       (1,000,000)
                                                                                   -------------    -------------
Net cash used by investing activities ..........................................    (694,496,662)    (249,579,510)
                                                                                   -------------    -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of offering costs ................              --      283,688,000
  Dividend payments on common stock ............................................     (29,775,046)      (6,502,500)
  Proceeds received from sale of securities to affiliates ......................      13,957,595               --
  Proceeds from issuance of Notes ..............................................     150,000,000               --
  Repurchase of Notes ..........................................................      (6,309,944)              --
  Proceeds from issuance of bonds ..............................................     173,900,353               --
  Principal payment on bonds ...................................................     (12,071,246)
  Proceeds from sale of operating partnership units ............................      27,593,302               --
  Increase in securities sold under agreements to repurchase ...................     114,410,572               --
  Increase in obligations outstanding under lines of credit ....................     201,230,536               --
                                                                                   -------------    -------------
Net cash provided by financing activities ......................................     632,936,122      277,185,500
                                                                                   -------------    -------------
Change in cumulative translation adjustment ....................................      (1,574,859)              --
Net increase in cash and cash equivalents ......................................       4,688,082       48,677,123
Cash and cash equivalents at beginning of period ...............................      48,677,123               --
                                                                                   -------------    -------------
Cash and cash equivalents at end of period .....................................   $  53,365,205    $  48,677,123
                                                                                   =============    =============
Reconciliation of cash and cash equivalents at end of period:
  Cash and amounts due from depository institutions ............................   $   3,484,929    $     331,047
  Interest earning deposits ....................................................      49,880,276       48,346,076
                                                                                   -------------    -------------
     Total .....................................................................   $  53,365,205    $  48,677,123
                                                                                   =============    =============
  Supplement schedule of non-cash financing activities:
     Interest paid .............................................................      24,960,903               --
  Non-cash activities:
     Loans transferred through the foreclosure of discount loans to
       Investment in real estate ...............................................      19,395,998               --
     Change in unrealized gain (loss) on securities available for sale .........      18,336,041       (7,327,890)

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 1   ORGANIZATION

         Ocwen Asset Investment Corp. ("OAC" or the "Company") has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 865 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As such, the Company will generally not be subject to federal income taxation on that portion of its income that is distributed to shareholders if it distributes at least 95% of its taxable income to its shareholders by the due date of its federal income tax return and complies with various other requirements.

         The Company was incorporated in the Commonwealth of Virginia on January 22, 1997 and was initially capitalized on February 12, 1997 through the sale of 100 shares of common stock for $1,600. On May 14, 1997, the Company completed an initial public offering ("IPO") with the sale of 19,125,000 shares of common stock, par value $.01 per share ("Common Stock"), at a price of $16.00 per share (before underwriting and offering expenses), and commenced operations thereon.

         The Company's consolidated financial statements include the accounts of the Company and its subsidiaries. The Company directly owns two qualified REIT subsidiaries, Ocwen General, Inc. (the "General Partner") and Ocwen Limited, Inc. (the "Limited Partner"). General Partner and Limited Partner own 0.9% and 90.4%, respectively, of Ocwen Partnership, L.P. (the "Operating Partnership"). Additionally, through the General Partner and Limited Partner, the Company established additional partnerships in Florida and California for real estate investment purposes. The minority interest at December 31, 1998 represents a 8.7% interest (1,808,733 units) in the Operating Partnership held by Investors Mortgage Insurance Holding Company ("IMIHC"), a wholly owned subsidiary of Ocwen Financial Corporation ("OCN"). IMIHC also owns 1,540,000 shares, or 8.12%, of the outstanding Common Stock.

         The Company has entered into a management agreement with Ocwen Capital Corporation ("OCC"), a wholly-owned subsidiary of OCN, under which OCC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. For its services, OCC receives a quarterly base management fee of 0.25% per quarter on Average Invested Assets. The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of the Company, including the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar noncash reserves, computed by taking the daily average of such values during such period; provided, however, effective January 1, 1998, with respect to residential loans, the phase means average net equity invested. In addition, OCC is entitled to receive an annual incentive fee in an amount equal to 25% of the dollar amount by which Funds From Operations ("FFO"), as adjusted, exceeds certain defined levels per the management agreement. During 1998 and 1997, OCC earned from the Company $5.9 million and $1.8 million, respectively in base management fees. No incentive compensation was paid for 1998 and 1997. In addition, for such periods, OCC was reimbursed $1.8 million and $0.3 million, respectively for out-of-pocket costs and salary allocations for real estate due diligence tasks.

         The Company also has entered into servicing agreements with Ocwen Federal Bank, FSB (the "Bank"), a wholly-owned subsidiary of OCN, for the servicing of all of the Company's mortgage loans. In addition, the Bank in its capacity as servicer or special servicer receives fees from certain mortgage-backed securities in which the Company owns a subordinate or residual interest. As a special servicer, the Bank provides asset management and resolution services with respect to defaulted mortgage loans subject to the Company's right to direct the foreclosure, the management and disposal of foreclosed properties and all other actions that a servicer may take in connection with a defaulted loan. During 1998, the Bank earned from the Company $2.4 million in servicing fees. No servicing fees were earned by the Bank in 1997.

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The  accounting   and  reporting   policies  of  the  Company  and  its
subsidiaries follow Generally Accepted Accounting Principals ("GAAP"). The policies which materially affect the determination of the Company's financial position, results of operations and cash flows are summarized below.

PRINCIPLES OF CONSOLIDATION

         The Company's consolidated financial statements include the accounts of OAC and its subsidiaries as described in Note 1 above. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near or medium term relate to the valuation of securities available for sale and determination of the allowance for losses on loans and discount loans.

SECURITIES AVAILABLE FOR SALE

         Securities are classified as available for sale when in management's judgement they may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors. Available for sale securities are carried at fair value. Unrealized gains and losses on these securities, along with any unrealized gains and losses on related risk management instruments, are reported as a separate component of accumulated other comprehensive income in shareholders' equity. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. At December 31, 1998 and 1997, the Company had no securities classified as held-to-maturity. Interest and dividend income on securities, including amortization of premiums and accretion of discounts, are reported in earnings. Interest income is recognized using the interest method. The specific identification method is used to determine realized gains and losses on sales of securities, which are reported in earnings. The carrying value of individual securities is reduced through write-downs in earnings to reflect other-than-temporary impairments in value.

LOAN PORTFOLIO

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

DISCOUNT LOAN PORTFOLIO

         Certain mortgage loans, for which the borrower is not current as to principal and interest payments or for which there is a reason to believe the borrower will be unable to continue to make its scheduled principal and interest payments, are acquired at a discount. The acquisition cost for a pool of loans is allocated to each loan within the pool based upon the Company's pricing methodology. The acquisition cost for a pool of discount loans is allocated on a relative fair value basis to each loan within the pool. The Company believes that it is able to reasonably estimate the amounts and timing of collections on all of its discounted loans. For those commercial real estate loans which are current and for which the Company believes that collecting the acquisition amount of the loan and discount is probable, the discount is accreted into interest income as a yield adjustment using the interest method over the contractual maturity of the loan. For those commercial discount loans that become nonperforming, the Company ceases accretion of the discount. Gains on the repayment or discharge of the discount loans, including any remaining discount, are reported as interest income.

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

         Discount loans are reported at their outstanding principal balance net of any charge-offs and premiums or discounts. The Company periodically evaluates loans in the discount loan portfolio for impairment. Individually identified impaired loans are measured based on one of the following: the present value of payments expected to be received (using a discount rate that equates the Company's estimate of expected future cash flows to the acquisition price), observable market prices, or the estimated fair value of the collateral (for loans that are solely dependent on the collateral for repayment). If the recorded investment in the impaired loan exceeds the measure of estimated fair value, a valuation allowance is established as a component of the allowance for loan losses. At December 31, 1998, the Company did not have any impaired loans.

ALLOWANCE FOR LOAN LOSSES

         The allowance for estimated loan losses is maintained at a level that management, based upon evaluation of known and inherent risks in the portfolio, considers adequate to provide for inherent losses. Management's periodic evaluation of the allowance for estimated loan losses is based upon an analysis of the portfolio, historical loss experience, economic conditions and trends, collateral values and other relevant factors. Future adjustments to the allowance may be necessary if economic conditions and trends, collateral values and other relevant factors differ substantially from the assumptions used in making the evaluation.

INVESTMENT IN REAL ESTATE

         Investment in real estate is recorded at cost less accumulated depreciation. The Company reviews its investment in real estate for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

   Buildings and improvements                39 years
   Tenant improvements                       Lesser of lease term or useful life
   Furniture, fixtures and equipment         7 years

         Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Rental revenue is reported on a straight-line basis over the terms of the respective leases.

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION

         The Company's investment in foreign assets are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than U.S. dollars are included in the results of operations.

         The assets, liabilities and results of operations of the Company's foreign subsidiaries which have functional currencies other than U.S. dollar are translated into U.S. dollars at current exchange rates for assets and liabilities and average exchange rates for the period for the results of operations. Resulting translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders' equity as cumulative translation adjustments.

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

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

CONSOLIDATED STATEMENT OF CASH FLOWS

         For purposes of reporting cash flows, cash and cash equivalents include non-interest earning deposits, interest earning deposits and all highly liquid investments purchased with an original maturity date of three months or less. Cash flows associated with hedges of identifiable transactions or events are classified in the same category as the cash flows from the item being hedged.

BASIC AND DILUTED EARNINGS PER SHARE

         Basic earnings per share is calculated based upon the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share is calculated based upon the weighted average number of shares of Common Stock outstanding and all dilutive potential common shares outstanding during the year. The computation of diluted earnings per share includes the impact of the exercise of the outstanding options to purchase Common Stock and assumes that the proceeds from such issuance are used to repurchase common shares at fair value. Common Stock equivalents would be excluded from the diluted calculation if a net loss was incurred for the period as they would be antidilutive.

RISKS AND UNCERTAINTIES

         In the normal course of business, the Company encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on the company's loan portfolio that results from a borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of securities available for sale and investments in real estate due to changes in interest rates or other market factors, including the rate of prepayments of principal, the value of the collateral underlying loans and the valuation of real estate held by the Company.

         Additionally, the Company encounters significant tax risks. If OAC were to fail to qualify as a REIT in any taxable year, OAC would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates, and distributions to shareholders would not be deductible by OAC in computing its taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to shareholders, which in turn could have an adverse impact on the value of, and trading prices for, the Company's common stock. Unless entitled to relief under certain Code provisions, the Company could also be disqualified from taxation as a REIT for the four taxable years following the year during which OAC ceased to qualify as a REIT.

RECLASSIFICATION

         Certain amounts included in the 1997 consolidated financial statements have been reclassified in order to conform to the 1998 presentation.

RECENT ACCOUNTING STANDARDS

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

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 3   FAIR VALUE OF FINANCIAL INSTRUMENTS

         Other than investment in real estate, substantially all of the Company's assets are considered financial instruments. For the majority of the Company's financial instruments, principally loans, fair values are not readily available since there are no available trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. In addition, for those financial instruments with option-related features, prepayment assumptions are incorporated into the valuation techniques. It should be noted that minor changes in assumptions or estimation methodologies could have a material effect on these derived or estimated fair values.

         The fair values reflected below are indicative of the interest rate environments as of December 31, 1998 and 1997, and do not take into consideration the effects of interest rate fluctuations. In different interest rate environments, fair value results can differ significantly, especially for certain fixed-rate financial instruments and non-accrual assets. In addition, the fair values presented do not attempt to estimate the value of the Company's anticipated future business activities. In other words, they do not represent the Company's value as a going concern. Furthermore, the differences between the carrying amounts and the fair values presented may not be realized.

         Reasonable comparability of fair values among institutions is difficult due to the wide range of permitted valuation techniques and numerous estimates that must be made in the absence of secondary market prices. This lack of objective pricing standards introduces a degree of subjectivity to these derived or estimated fair values. Therefore, while disclosure of estimated fair values of financial instruments is required, readers are cautioned in using this data for purposes of evaluating the financial condition of the Company.

         The following table sets forth the carrying amounts and the estimated fair values of the Company's financial instruments at December 31, 1998 and 1997.

                                                                        1998                       1997
                                                             -------------------------    -----------------------
                                                               Carrying        Fair        Carrying       Fair
                                                                Amount         Value        Amount        Value
                                                             -----------   -----------    ----------   ----------
                                                                               (Dollars In Thousands)
Cash and cash equivalents .................................  $    53,365   $    53,365    $   48,677   $   48,677
Securities available for sale .............................      351,154       351,154       146,027      146,027
Loan portfolio, net .......................................       73,341        73,341        15,831       15,831
Match funded loan agreements ..............................      173,610       173,610            --           --
Discount loan portfolio ...................................        5,618         5,618        26,979       26,979
Securities sold under agreements to repurchase ............      138,612       138,612            --           --
Obligations outstanding under line of credit ..............       34,472        34,472            --           --
Obligations outstanding under lines of credit-real estate..      142,557       142,557            --           --
11.5% Redeemable Notes due 2005 ...........................      143,000       108,680            --           --
Bonds-match funded loan agreement .........................      163,404       163,404            --           --
Loan commitments ..........................................       58,666        58,666        74,300       74,300

        The methodologies used and key assumptions made to estimate fair value follow:

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents have been valued at their carrying amounts as these are reasonable estimates of fair value given the relatively short period of time between origination of the instruments and their expected maturity.

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

SECURITIES AVAILABLE FOR SALE

         The Company marks its securities available for sale portfolio to fair value at the end of each month based upon the lower of dealer marks or internal values, subject to an internal review process. For those securities which do not have an available market quotation, the Company will request market values and underlying assumptions from the various dealers that underwrote, or currently finance the securities, or have had prior experience with the valuation of these types of securities. When marks are obtained from two or more dealers, the average dealer mark will be utilized.

         The Company will then compare dealer marks with its internal estimate of value, together with the underlying assumptions, current market conditions and any additional factors that may contribute to the assigned values. The lower of dealer marks or internal values will generally be used for valuation purposes.

         Residual securities are anticipated to cash flow for the life of the security once the over collateralization levels are achieved, which typically occurs during the first nine to twelve months. Certain events can prevent a security from cash flowing beyond that date, such as delinquency and cumulative loss triggers. To the extent that the triggers are achieved and cash flows from a security cease, uncertainty exists as to the remaining expected yield on such security. As a result, Ocwen places all securities that do not provide current cash flow after one year of issuance on non-accrual status. To the extent that the residual resumes its cash flow, income will be reported for that month at the lower of the actual cash flow or the income generated by the prospective yield method.

         On a quarterly basis the Company evaluates each individual security in its available for sale portfolio to determine whether a decline in value below amortized cost is other than temporary. In making this assessment, the Company considers several factors, including but not limited to the following:

(1) Determining whether the present value of estimated future cash flows discounted at a risk-free rate (the rate on monetary assets of a comparable duration which are essentially risk free, i.e., Treasury rate) is less than the amortized cost basis of the instrument;

(2) Examining whether the duration of the decline in market value has exceeded six consecutive months; and

(3) Identifying the reasons for significant declines in value (i.e., greater than 20%).

         For each security where the Company concludes that all or a portion of the decrease in value is other than temporary, such amount is recognized as an impairment charge in the statement of operations, establishing a new cost basis for the security.

LOANS, MATCH FUNDED LOANS, AND DISCOUNT LOANS

         The fair value of the loan portfolio, which includes commercial, multi-family, residential loans and loan commitments, approximates the carrying value as these instruments have variable market interest rates. The fair value of the discount loan portfolio is estimated based upon current market yields at which recent pools of similar mortgages have traded taking into consideration the timing and amount of expected cash flows.

BORROWINGS

         The fair value of securities sold under agreements to repurchase and obligations outstanding under lines of credit approximates the carrying value as these instruments have variable market interest rates.

         The fair value of the 11.5% Redeemable Notes and bonds-match funded loan agreement are based on quotes obtained from securities dealers.

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 4   RISK MANAGEMENT INSTRUMENTS

         The Company enters into derivatives, particularly interest rate swaps, to hedge interest rate exposures arising from mismatches between assets and liabilities. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount and the London Interbank Offered Rate ("LIBOR"). The terms of these interest rate swaps allow the Company to receive a floating rate of interest equal to LIBOR and to pay fixed interest rates.

         The interest rates swaps are used to hedge current LIBOR rate debt incurred to fund the Company's acquisitions of real estate and subordinate and residual securities. None of the Company's interest rate swaps are held for trading purposes. As of December 31, 1998, the Company held interest rate swaps with a notional amount of approximately $200.8 million. The fair value of the interest rate swaps are not recognized in the consolidated financial statements.

         To qualify for hedge accounting the interest rate swap must meet two criteria:

         o the Company is exposed to interest rate risk as the result of a debt it has incurred; and
         o   the interest rate swap reduces the Company's exposure to such risk.

         If an interest rate swap does not qualify as a hedge, it is accounted for as a trading asset at fair value, with any gain or loss included as a component of current income.

         The Company is exposed to credit loss if: (i) the counterparties to the interest rate swap do not perform and (ii) the floating interest rate received by the Company exceeds the fixed interest rate paid by it. All of the counterparties have long-term debt ratings of A+ or above by Standard and Poor's and A1 or above by Moody's. Although a swap generally may not be sold or transferred without the consent of the counterparty, management does not believe that this consent would be withheld. Although none of the Company's interest rate swaps are exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.

         The following table indicates the interest rate swaps outstanding at December 31, 1998, pursuant to which the Company receives payments from a counterparty based on a floating rate of interest equal to LIBOR and agrees to pay a fixed rate of interest to such party on a specified notional amount.

              Notional    LIBOR                 Floating Rate at
   Maturity    Amount     Index     Fixed Rate    End of Period    Fair Value
   --------  ---------   -------    ----------    -------------    ----------
                           (Dollars In Thousands)
     2003    $ 100,000   1-month      5.75%          5.56%         $ (2,086)
     2001       17,000   1-month      6.00           5.55              (339)
     2001       75,000   1-month      6.00           5.62            (1,479)
     2002        8,780   1-month      6.04           5.55              (240)
             ---------                                             --------
             $ 200,780                                             $ (4,144)
             =========                                             ========

         During 1998, the Company incurred a $2.6 million charge on futures contracts used to hedge the Company's portfolio of single family residential loans, as the future contracts were terminated because they were no longer effective as hedges.

         At December 31, 1998, the Company had a foreign currency swap contract to hedge currency exposure in connection with its investment in residual interests backed by residential mortgage loans originated in the United Kingdom, which are held by a wholly-owned subsidiary of the Company. Under the terms of the agreement, the Company exchanged 14.7 million British Pounds Sterling for $23.5 million on January 29, 1999 based on the exchange rate on the date the contract became effective. At December 31, 1998, the fair value of the foreign currency swap contract was ($0.8) million. In addition, the Company entered into a foreign exchange currency swap agreement on November 12, 1998 to hedge its exposure in connection with its investment in the shopping center located in Halifax, Nova Scotia, which is held by a wholly-owned subsidiary of the Company. Under the terms of the agreement, the Company exchanged 20.0 million Canadian dollars for $12.9 million on January 15, 1999 based on the exchange rate on the date the contract became effective. At December 31, 1998, the fair value of the Canadian currency contract was $0.02 million. Gains and losses on these foreign currency translation instruments are included in the cumulative translation adjustment.

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

         The fair value of the interest rate swaps and the foreign currency swaps represent the estimated amount that the Company would receive or pay to terminate these agreements taking into account current interest and exchange rates. Market quotes are available for these agreements.

NOTE 5   SECURITIES AVAILABLE FOR SALE

         The following table sets forth the amortized cost, fair value and gross unrealized gains and losses on the Company's securities available for sale at the dates indicated.

                                                         Gross       Gross
                                         Amortized    Unrealized   Unrealized       Fair
DECEMBER 31, 1998                           Cost         Gains       Losses         Value
                                         ---------     ---------    ---------     ---------
                                                       (Dollars In Thousands)
Mortgage-related securities:
   Single family residential:
     Subprime residuals ...............  $ 209,071     $   9,653    $      --     $ 218,724
     Subordinates .....................     15,390            --           --        15,390
                                         ---------     ---------    ---------     ---------
                                           224,461         9,653           --       234,114
                                         ---------     ---------    ---------     ---------
   Multi-family and commercial:
     AAA-rated interest only ..........        454            --          (13)          441
     A-rated interest only ............        236            --          (14)          222
     Non-rated interest only ..........      3,135            --           --         3,135
     Non-rated principal only .........        276            --           --           276
     Subordinates .....................    111,554         1,412           --       112,966
                                         ---------     ---------    ---------     ---------
                                           115,655         1,412          (27)      117,040
                                         ---------     ---------    ---------     ---------
                                         $ 340,116     $  11,065    $     (27)    $ 351,154
                                         =========     =========    =========     =========

                                                         Gross       Gross
                                         Amortized    Unrealized   Unrealized       Fair
DECEMBER 31, 1997                           Cost         Gains       Losses         Value
                                         ---------     ---------    ---------     ---------
                                                       (Dollars In Thousands)
Mortgage-related securities:
   Single family residential:
     FHLMC interest only ..............  $  26,011     $     216    $  (5,049)    $  21,178
     FNMA interest only ...............     27,290           184       (4,901)       22,573
     AAA-rated interest only ..........      1,091            --         (361)          730
     Subordinates .....................      8,668           807          (31)        9,444
                                         ---------     ---------    ---------     ---------
                                            63,060         1,207      (10,342)       53,925
                                         ---------     ---------    ---------     ---------
   Multi-family and commercial:
     AAA-rated interest only ..........        913            --          (47)          866
     A-rated interest only ............        504            --          (24)          480
     Non-rated interest only ..........      4,976            --         (173)        4,803
     Non-rated principal only .........      1,017            --          (57)          960
     Subordinates .....................     82,885         2,536         (428)       84,993
                                         ---------     ---------    ---------     ---------
                                            90,295         2,536         (729)       92,102
                                         ---------     ---------    ---------     ---------
                                         $ 153,355     $   3,743    $ (11,071)    $ 146,027
                                         =========     =========    =========     =========

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

         The following table summarizes the maturities of securities available for sale at December 31, 1998. Maturities are based on weighted-average unpaid principal balance and reflect anticipated future prepayments based on a consensus of dealers in the market.

                                                  Amortized Cost   Fair Value
                                                  --------------   ----------
                                                      (Dollars In Thousands)
Due within one year ..........................    $   55,987       $   58,102
Due after 1 through 5 years ..................       183,992          188,859
Due after 5 through 10 years .................        63,505           66,425
Due after 10 years ...........................        36,632           37,768
                                                  ----------       ----------
                                                  $  340,116       $  351,154
                                                  ==========       ==========

         Premiums amortized against and discounts accreted to income during the years ended December 31, 1998 and 1997 are as follows:

                                                                For the Period
                                                                May 14, 1997 to
                                               December 31,      December 31,
                                                   1998              1997
                                               ------------    ----------------
                                                  (Dollars In Thousands)
Premiums amortized against interest income ..  $     63,768    $         8,033
Discounts accreted to interest income .......        48,756              1,709
                                               ------------    ---------------
Net premium amortization ....................  $     15,012    $         6,324
                                               ============    ===============

         During 1998, the Company recorded a charge of $79.7 million against its portfolio of securities available for sale. The charge results from increases in projected prepayment speeds during this period and a resulting shortening of the weighted average lives of certain individual securities in the portfolio. As a result, a determination was made to write down the recorded investment in those securities where the reduction in fair value was considered to be other than temporary. To the extent that longer term interest rates increase or the relationship between short-term and long-term rates revert to their historical spreads, the value of the portfolio could recover. To the extent that the current environment persists, or that rates decrease further, additional impairment losses may be recognized. During 1998, the cash proceeds from the sale of securities was $53.4 million at a gross realized loss of $14.0 million. In 1997, no securities were sold.

         On May 7, 1998, the Company sold its entire portfolio of AAA-rated interest only ("IO") and inverse floating rate interest only ("Inverse IO") classes of mortgage related securities backed by single family residential loans to affiliates of the Company, OCC and OCN for a cash price of $54.6 million, which represents the IO Portfolio's amortized cost plus accrued interest and exceeded the IO Portfolio's market value by approximately $14.0 million. Because the IOs were being sold to a principal shareholder and another related party, the $14.0 million by which amortized cost exceeded market value was recorded as a charge to earnings and has been reflected on the Company's books as a capital contribution.

NOTE 6   LOAN PORTFOLIO

         The following table sets forth the components of the Company's loan portfolio at the dates indicated.

                                                         December 31,      December 31,
                                                             1998               1997
                                                        --------------    --------------
   Single family residential..................          $    8,419,265    $    6,465,080
   Multi-family residential...................              20,544,269         1,357,333
   Commercial real estate:
     Office...................................              24,123,894            44,383
     Hotel....................................              21,304,912         8,423,608
                                                        --------------    --------------
       Total loans............................              74,392,340        16,290,404
   Deferred fees..............................                (409,254)         (458,925)
   Allowance for loan losses..................                (641,676)               --
                                                        --------------    --------------
     Loans, net...............................          $   73,341,410    $   15,831,479
                                                        ==============    ==============

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

         The   following   table   represents   a  summary   of  the   Company's
non-performing loans (past due 90 days or more) at the dates indicated.

                                               December 31,    December 31,
                                                   1998            1997
                                               ------------    ------------
Non-performing loans:
Single family residential...................   $  4,165,201    $    268,689
Multi-family................................             --              --
Commercial..................................             --              --
                                               ------------    ------------
                                               $  4,165,201    $    268,689
                                               ============    ============

         If non-accrual loans had been current in accordance with their original terms, additional interest income of approximately $0.3 million for the year ended December 31, 1998 would have been earned. No interest has been accrued on loans greater than 89 days past due. At December 31, 1997, there were no loans on nonaccrual status.

         At and for the years ended December 31, 1998 and 1997, the Company had no investment in impaired loans as defined in accordance with SFAS No. 114, as amended by SFAS No. 118.

         The allowance for loan losses was established in 1998. The provision for loan losses during 1998 amounted to $0.6 million, or 1.0% of the net commercial and multi-family loan portfolio.

         The  following   table  sets  forth  the  geographic   distribution  of
properties securing the Company's loans at December 31, 1998:

                                Single family      Multi-family        Commercial
                                 Residential       Residential        Real Estate          Total
                               ---------------   ---------------    ---------------   ---------------
         New York..........    $       661,886   $    16,345,675    $     1,805,504   $    18,813,045
         California........          1,551,675         4,198,594                 --         5,750,269
         Massachusetts.....             53,835                --         31,571,140        31,624,975
         Delaware..........                 --                --         12,052,162        12,052,162
         Florida...........            824,136                --                 --           824,136
         Other.............          5,327,753                --                 --         5,327,753
                               ---------------   ---------------    ---------------   ---------------
         Total.............    $     8,419,265   $    20,544,269    $    45,428,806   $    74,392,340
                               ===============   ===============    ===============   ===============

         The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the Company's loan portfolio based on scheduled contractual amortization, as well as the dollar amount of loans which have fixed or adjustable interest rates. Loan balances have not been reduced for (i) undisbursed loan proceeds, unearned discounts and the allowance for loan losses or (ii) nonperforming loans.

                                                                                 Maturing in
                                         -----------------------------------------------------------------------------------------
                                                            After One Year    After Five Years
                                              One            Through Five        Through Ten        After Ten
                                         Year or Less           Years               Years              Years              Total
                                         ------------       ------------        ------------       ------------       ------------
                                                                   (Dollars In Thousands)
Single family residential loans.......   $        916       $      2,544        $      2,054       $      2,905       $      8,419
Multi-family residential loans........         20,544                 --                  --                 --             20,544
Commercial real estate................         45,429                 --                  --                 --             45,429
                                         ------------       ------------        ------------       ------------       ------------
   Total..............................   $     66,889       $      2,544        $      2,054       $      2,905       $     74,392
                                         ============       ============        ============       ============       ============

         Scheduled contractual principal repayments may not reflect the actual maturities of loans because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses. The average life of mortgage loans, particularly fixed-rate loans, tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

          The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated.

                                                               For the           For the Period
                                                             Year Ended          May 14, 1997 to
                                                             December 31,          December 31,
                                                                1998                   1997
                                                           ---------------       ---------------
Balance at beginning of period.......................      $    16,290,404       $            --
Originations:
   Single family residential loans...................                   --                    --
   Multi-family residential loans....................           19,186,936             1,357,333
   Commercial real estate loans......................           37,005,198             8,423,608
                                                           ---------------       ---------------
      Total loans originated.........................           56,192,134             9,780,941
                                                           ---------------       ---------------
Purchases:
   Single family residential loans...................          211,378,718             6,881,425
Secured borrowing (match funded loans)...............         (183,470,633)                   --
Principal repayments, net............................          (25,998,283)             (371,962)
                                                           ---------------       ---------------
Net increase (decrease) in net loans.................           58,101,936            16,290,404
                                                           ---------------       ---------------
Balance at end of period.............................      $    74,392,340       $    16,290,404
                                                           ===============       ===============

NOTE 7   MATCH FUNDED RESIDENTIAL LOANS

         On November 13, 1998, the Company securitized and transferred to OAC Mortgage Residential Securities, Inc., a real estate mortgage investment conduit (the "Trust"), $173.6 million (1,808 mortgage loans) of its residential loan portfolio. On that date, the Trust issued two classes of notes secured by the related group of mortgage loans. Loan Group I consisted of approximately 1,078 mortgage loans with an aggregate principal balance of approximately $91.2 million and original terms of up to 30 years and which are secured by first liens on single family residential properties. Loan Group II consists of approximately 730 mortgage loans with an aggregate principal balance of approximately $91.0 million and original terms of up to 30 years and which are secured by first or second liens on single family residential properties. Upon the transfer, the Company received approximately $173.9 million of proceeds. The transfer did not qualify as a sale under FASB 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, the amount of proceeds from the transfer are reported as a liability in the consolidated statement of financial condition. At December 31, 1998, the Company had not established an allowance for loan losses.

     The following table sets forth the current unpaid principal balance, excluding the premium amount of $1.9 million, and the geographic distribution of properties securing the Company's match funded residential loans at December 31, 1998:
                                                    Single family
                                                     Residential
                                                   ----------------
                                                     (Dollars In
                                                      Thousands)
    Michigan................................       $         44,303
    California..............................                 17,460
    Florida.................................                  9,180
    Other...................................                101,070
                                                   ----------------
    Total...................................       $        172,013
                                                   ================

NOTE 8   DISCOUNT LOAN PORTFOLIO

         The Company has acquired, through private sales and auctions, mortgage loans at a discount because the borrowers are either not current as to principal and interest payments or there is doubt as to the borrowers' ability to pay in full the contractual principal and interest. The Company estimates the amounts it will realize through foreclosure, collection or other resolution efforts and the length of time required to complete the collection process in determining the amounts it will bid to acquire such loans.

         The resolution alternatives applied to the discount loan portfolio are:
(i) the borrower brings the loan current in accordance with original or modified terms; (ii) the borrower repays the loan or a negotiated amount; (iii) the borrower agrees to a deed-in-lieu of foreclosure, in which case it is classified as investment in real estate and held for sale by the Company and; (iv) the Company

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

forecloses on the loan and the property is either acquired at the foreclosure sale by a third party or by the Company, in which case it is classified as investment in real estate and held for sale. Upon receipt of title to the property, the loans are transferred to investment in real estate.

         The Company's discount loan portfolio consists of the following at the dates indicated:

                                                      December 31,
LOAN TYPE:                                    ----------------------------
Commercial real estate loans:                    1998              1997
                                              ----------------------------
                                                   (Dollars In Thousands)
   Office ..................................  $    6,859        $   11,893
   Retail ..................................          --            30,636
                                              ----------        ----------
     Total discount loans ..................       6,859            42,529
   Discount (1) ............................      (1,241)          (15,550)
                                              ----------        ----------
     Discount loans, net ...................  $    5,618        $   26,979
                                              ==========        ==========
LOAN STATUS:
   Current .................................  $    6,859        $    7,964
   Past due 31 to 89 days ..................          --                --
   Past due 90 days or more ................          --            34,565
                                              ----------        ----------
                                              $    6,859        $   42,529
                                              ==========        ==========

 (1) Discount generally represents the difference between the purchase price of discounted loans and their contractual face amount at the date of acquisition.

         At December 31, 1998, the Company had not established an allowance for loan loss on the discount loan portfolio.

NOTE 9   INVESTMENT IN REAL ESTATE

         The investment in real estate at December 31, 1998 was comprised of four commercial office properties in San Francisco, California; an office building in Jacksonville, Florida; and three shopping plazas located in (i) Bradenton, Florida; (ii) Halifax, Nova Scotia; and (iii) Havre, Montana. The following table sets forth the Company's investment in real estate at the dates indicated:

                                                                      December 31,
                                                       -------------------------------------
                                                             1998                 1997
                                                       -------------------------------------
   Land............................................    $     29,199,040     $      5,250,105
   Office buildings................................         146,120,303           21,741,969
   Retail..........................................          31,597,052           18,602,922
   Building improvements...........................           1,223,185               14,131
   Tenant improvements and lease commissions.......           3,682,602                   --
                                                       ----------------     ----------------
                                                            211,822,182           45,609,127
   Accumulated depreciation........................          (3,763,461)            (179,088)
                                                       -----------------    ----------------
     Investment in real estate, net................    $    208,058,721     $     45,430,039
                                                       ================     ================

         During 1998, the Company recorded an impairment charge of $3.9 million, related to the shopping center in Halifax, Nova Scotia. This impairment charge is included in the consolidated statement of operations in the line item losses on securities, derivatives and real estate.

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 10  SECURITIES   SOLD  UNDER   AGREEMENTS  TO  REPURCHASE  AND  OBLIGATIONS
         OUTSTANDING UNDER LINES OF CREDIT

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase were $138.6 million, with a weighted average interest rate of 7.97%, at December 31, 1998. These obligations are secured by certain of the Company's investments in subordinated interests in commercial mortgage-backed securities, residual interests in subprime residential loan securitizations, and U.K. mortgage loan residual securities. The following table summarizes the maturity dates of OAC's securities sold under agreements to repurchase and the fair value of the related collateral securities as of December 31, 1998:

                             Outstanding   Commercial Securities   Residential Securities
Maturity Date                 Borrowing          Fair Value              Fair Value
-------------                 ---------    ---------------------   ----------------------
                                            (Dollars in Millions)
0-30 days .................   $    27.8          $     34.1              $   14.4
90-120 days ...............        49.7                39.9                  45.9
6-12 months ...............        13.3                17.6                     -
15 months and over ........        47.8                   -                 138.3
                              ---------          ----------              --------
Total .....................   $   138.6          $     91.6              $  198.6
                              =========          ==========              ========

         The Company periodically enters into sales of securities under agreements to repurchase the same securities. Obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated statement of financial condition.

                                                                                                    December 31,
                                                                                            ---------------------------
         Other information concerning securities sold under agreements to repurchase:         1998             1997
                                                                                            ----------        -------
                                                                                               (Dollars In Thousands)
              Balance at end of year................................................        $   138,612       $    --
              Accrued interest payable at end of year...............................                428            --
              Weighted average interest rate at end of year.........................               8.42%           --
              Average balance during the year.......................................            159,001            --
              Weighted average interest rate during the year........................               7.97%           --
              Maximum month-end balance.............................................            223,820            --

         Interest expense with respect to these obligations for the year ended December 31, 1998 was $11.7 million. During 1998, the underlying securities sold under agreements to repurchase were delivered into a third-party account that recognizes the Company's rights and interests in these securities.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit amounted to $34.5 million at December 31, 1998. The borrowings are pursuant to a three year agreement, which is collateralized by commercial loans aggregating $57.0 million. The weighted average interest rate at December 31, 1998 was 7.3%. Interest expense during 1998 was $7.2 million.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT - REAL ESTATE. Obligations outstanding under lines of credit secured by real estate amounted to $142.6 million at December 31, 1998. These borrowings have a three-year term and an interest rate that floats in accordance with LIBOR. Set forth below is information regarding OAC's indebtedness relating to its investment in real estate at December 31, 1998:

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

                     Property           Principal Amount    Interest Rate    Maturity Date
                     --------           ----------------    -------------    -------------
                                     (Dollars In Millions)
         Bush Street Property......     $   75.0(1)             7.3%        April, 2001 (3)
         Other.....................     $   67.6(2)             7.3%         June, 2001 (3)


1) Plus up to $5.0 million of additional advances for capital improvements to the Bush Street Property.
2) Represents the portion of the outstanding balance under a $200 million loan that is secured by real estate. As of December 31, 1998, OAC's investments in Cortez Plaza, 450 Sansome Street, 10 U.N. Plaza, Prudential Plaza and 690 Market Street secured this loan, and an additional $34.5 million was borrowed and secured by commercial mortgage loans under this line of credit.
3) Subject to certain conditions, the Company may extend the maturity date by one year.

Interest expense during 1998 was $6.5 million.

NOTE 11  11.5% REDEEMABLE NOTES AND BONDS-MATCH FUNDED LOAN AGREEMENTS

         In July, 1998, the Company completed the issuance of $150 million of 11.5% Redeemable Notes due 2005 under Rule 144A of the Securities Act of 1933, as amended. Interest on the Notes is payable semi-annually on January 1 and July 1, beginning January 1, 1999, at a rate per annum of 11.5%. The Notes will mature on July 1, 2005 and will be redeemable, at the option of the Company, in whole or part, on or after July 1, 2002, at the redemption prices specified below (expressed as percentages of the principal amount thereof), in each case, together with accrued and unpaid interest, if any, thereon to the date of redemption, upon not less than 30 nor more than 60 days' notice, if redeemed during the twelve-month period beginning on July 1 of the years indicated below:

                                                            REDEMPTION
          YEAR                                                 RATE
          ----                                              ----------
          2002....................................           105.750%
          2003....................................           102.875
          2004 and thereafter.....................           100.000

         During the first 36 months after the date of original issue of the Notes, the Company may use the net proceeds of one or more offerings of its common stock to redeem up to 25% of the aggregate principal amount of the Notes at a redemption price of 111.50% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that, after any such redemption, the aggregate principal amount of the Notes outstanding must equal at least $112.5 million. On September 30, 1998, the Company repurchased in the open market $7.0 million of the $150.0 million outstanding Notes. This resulted in the Company realizing an extraordinary gain of $0.6 million. At December 31, 1998, the outstanding balance of the Notes was $143.0 million. Interest expense on the Note for the year ended December 31, 1998 was $7.8 million.

         On November 13, 1998, the Company securitized and transferred to the trust $173.6 million of its residential loan portfolio. Upon the transfer, the Company received approximately $173.4 million of proceeds. The transfer did not qualify as a sale under FAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, the amount of proceeds from the transfer are reported as a liability in the consolidated statement of Financial Condition.

         At December 31, 1998, bonds-match funded loan agreements amounted to $163.4 million and with a weighted average interest rate of 8.09%. Interest expense for the year ended December 31,1998 was $1.5 million.

NOTE 12  STOCK OPTION PLAN

         In 1997, the Company adopted a non-qualified stock option plan (the "Option Plan"), which provides options to purchase shares of Common Stock (or, at the election of the Company, limited partnership interests ("Units") in the Operating Partnership that may be redeemed for cash, or, at the election of the General Partner, shares of Common Stock on a one-for-one basis). The maximum aggregate number of shares of Common Stock that may be issued pursuant to options granted under the Option Plan is 5,000,000. The purpose of the Option Plan is to provide a means of performance-based compensation as an incentive for OCC to enhance the value of the Common Stock.

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

         At the closing of the Initial Public Offering, the Company granted to OCC 1,912,500 options under the Option Plan at an exercise price per share of $16, the price at which the Common Stock was offered in the IPO. The options vest one quarter each year upon the first four anniversaries of the closing date of the Initial Public Offering. The options terminate on the tenth anniversary of the closing date of the Initial Public Offering.

              The following table sets for the information relating to the stock options granted to OCC as of December 31, 1998.

      Options Granted    Exercise Price   Option Exercised   Forfeited or Terminated  Options Vested
      ---------------    --------------   ----------------   -----------------------  --------------
         1,912,500         $   16.00             --                    --                 478,125

         During 1998 and 1997, the Company recorded $0.2 million and $0.1 million of compensation expense, respectively, related to the stock options granted to OCC in 1997. The compensation expense is based on the estimated fair value of the options and was determined using the Black-Scholes option pricing model. The fair value of the options was estimated using the following assumptions:

   Expected dividend yield.................................      15.625%
   Expected stock price volatility.........................      17.910%
   Risk-free interest rate.................................       5.391%
   Expected remaining life of options......................      3 years

NOTE 13  BASIC AND DILUTED EARNINGS PER SHARE

         The Company is required to present both basic and diluted earnings per share ("EPS") on the face of its statement of operations. Basic EPS is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding and the dilutive potential Common Stock related to outstanding stock options.

                                                                        1998                 1997
                                                                  --------------       --------------
   Net (loss) income before extraordinary item.................   $  (58,800,966)      $   11,791,518
   Extraordinary item..........................................          615,047                   --
                                                                  --------------       --------------
   Net (loss) income...........................................   $  (58,185,919)      $   11,791,518
                                                                  ==============       ==============

BASIC EPS:
   Weighted average shares of common stock.....................       18,965,000           19,108,789
   Basic EPS before extraordinary item.........................   $        (3.10)       $        0.62
   Extraordinary item..........................................             0.03                   --
                                                                  --------------       --------------
   Basic EPS...................................................   $        (3.07)      $         0.62
                                                                  ==============       ==============

DILUTED EPS:
   Weighted average shares of common stock.....................       18,965,000           19,108,789
   Effect of dilutive securities:
     Stock options.............................................               --              455,981
                                                                  --------------       --------------
                                                                      18,965,000           19,564,770

   Diluted EPS before extraordinary item.......................   $        (3.10)       $        0.60
   Extraordinary item..........................................             0.03                   --
                                                                  --------------       --------------
   Diluted EPS.................................................   $        (3.07)      $         0.60
                                                                  ==============       ==============

                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 14  TAXATION

         The Company has sought to qualify as a REIT under Sections 856 through 860 of the Code, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that is distributed to its shareholders if it distributes at least 95% of its taxable income and meets certain other income and asset tests. The Company has until the filing of its tax return to satisfy the distribution requirement. Since the Company plans to distribute 100% of its taxable income, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying consolidated financial statements. As taxable income is finalized and the tax return is filed, an additional distribution may be required, which may be significant.

         At December 31, 1998, the Company had not declared the final 1998 dividend to meet the 95% distribution requirement. Accordingly, an excise tax of $0.4 million had been recorded in the consolidated financial statements.

         In addition, the Company has announced plans to terminate its REIT status in 1999, subject to shareholder approval.

NOTE 15  COMMITMENTS AND CONTINGENCIES

         At December 31, 1998, the Company had $58.7 million in outstanding commitments to fund construction, multi-family and commercial loans. The following table details the amounts committed at such date.

                                                               December 31, 1998
                                                               -----------------
(Dollars In Thousands)
Multi-family ...............................................       $   24,741
Hotels .....................................................           24,991
Offices ....................................................            8,934
                                                                   ----------
  Total committed amount ...................................       $   58,666
                                                                   ==========

NOTE 16  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following tables sets forth the quarterly financial information for the years indicated.

                                                     4th         3rd         2nd         1st
                                                   Quarter     Quarter     Quarter     Quarter
                                                  --------    --------    --------    --------
                                                                      1998
  (Dollars In Thousands)
 Interest  income .............................   $ 19,870    $ 20,289    $ 15,326    $  7,472
 Interest expense .............................     10,690      10,598       5,547         694
 Net interest income ..........................      9,180       9,691       9,779       6,778
 Provision for loan losses ....................         85         351         101         105
 Net interest income after provision for loan
  Losses ......................................      9,095       9,340       9,678       6,673
 Real estate income, net ......................         48         543        (255)        804
 Other expenses ...............................      6,744       3,212       2,266       1,094
 Loss on securities, derivatives, and real
  estate ......................................     53,544      15,646          --      17,077
 Minority interest in net loss (income) of
  Operating Partnership .......................      4,456         721        (511)        190
                                                  --------    --------    --------    --------
    Net (loss) income before extraordinary item   $(46,689)   $ (8,254)   $  6,646    $(10,504)
                                                  ========    ========    ========    ========
 Extraordinary item ...........................         --         615          --          --
    Net (loss) income .........................   $(46,689)   $ (7,639)   $  6,646    $(10,504)
                                                  ========    ========    ========    ========
Earnings per share:
 Basic ........................................   $  (2.46)   $  (0.40)   $   0.35    $  (0.55)
 Diluted ......................................   $  (2.46)   $  (0.40)   $   0.35    $  (0.55)


                          OCWEN ASSET INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


                                                            4th                 3rd               2nd
                                                           Quarter            Quarter            Quarter
                                                       --------------      --------------     --------------
                                                                                1997
(Dollars In Thousands)
  Interest  income ................................... $        5,467      $        5,512     $        2,483
  Interest expense ...................................             --                  --                 --
  Net interest income ................................          5,467               5,512              2,483
  Provision for loan losses ..........................             --                  --                 --
  Net interest income after provision for loan
   losses ............................................          5,467               5,512              2,483
  Real estate income, net ............................          1,427                  64                 --
  Other expenses .....................................          1,504               1,226                423
  Loss on securities, derivatives and real
   estate.............................................             --                  --                 --
  Minority interest in net loss (income) of
   Operating Partnership .............................             (9)                 --                 --
                                                       --------------      --------------     --------------
  Net (loss) income before extraordinary item......... $        5,381      $        4,350     $        2,060
                                                       ==============      ==============     ==============
  Net (loss) income .................................. $        5,381      $        4,350     $        2,060
                                                       ==============      ==============     ==============
 Earnings per share:
  Basic............................................... $         0.28      $         0.23     $         0.11
  Diluted............................................. $         0.28      $         0.23     $         0.11

(1)      The Company commenced operations on May 14, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following table sets forth certain information concerning the directors of the Company.

     Name                          Age (1)           Director Since
     ----                          -------           --------------
     William C. Erbey .......        49                   1997
     Christine A. Reich .....        37                   1997
     Benjamin W. Navarro ....        36                   1998
     Stuart L. Silpe ........        42                   1998
     Peter W. Small .........        56                   1997

(1)      As of March 15, 1999.

         The principal occupation for the last five years of each director of the Company, as well as some other information, is set forth below.

         WILLIAM C. ERBEY. Mr. Erbey has served as the Chairman and Chief Executive Officer of the Company since February 1997 and as the Treasurer of the Company from February 1997 to May 1988. Mr. Erbey has served as the Chairman of the Board of Directors of OCN since September 1996, as the Chief Executive Officer of OCN since January 1988, and as the Chief Investment Officer of OCN since January 1992. Mr. Erbey has served as the Chairman of the Board of Directors of the Bank since February 1988 and as the Chief Executive Officer of the Bank since June 1990. He also serves as a director and officer of many subsidiaries of the Company and OCN. From 1983 to 1995, Mr. Erbey served as a Managing General Partner of The Oxford Financial Group, a private investment partnership that was the predecessor of OCN. From 1975 to 1983, Mr. Erbey served at General Electric Capital Corporation ("GECC") in various capacities, most recently as the President and Chief Operating Officer of General Electric Mortgage Insurance Corporation. Mr. Erbey also served as the Program General Manager of GECC's Commercial Financial Services Department and as the President of Acquisition Funding Corporation. He received a Bachelor of Arts in Economics from Allegheny College and a Master's degree from the Harvard Graduate School of Business Administration.

         CHRISTINE A. REICH. Ms. Reich has served as the President and a director of the Company since February 1997. Ms. Reich has served as the President of OCN since May 1998, as a Managing Director of OCN from June 1994 to May 1988, as the Chief Financial Officer of OCN from January 1990 to May 1997, as a Senior Vice President of OCN from January 1993 until June 1994 and as a Vice President of OCN from January 1990 until January 1993. From 1987 to 1990, Ms. Reich served as an officer of a subsidiary of OCN. Ms. Reich has served as the President of the Bank since May 1998 and as a director of the Bank since
June 1993. Ms. Reich also serves as an officer and/or a director of many subsidiaries of the Company and OCN. Prior to 1987, Ms. Reich was employed by KPMG Peat Marwick LLP, most recently in the position of Manager. She holds a Bachelor of Science in Accounting from the University of Southern California.

         BENJAMIN W. NAVARRO. Mr. Navarro has served as a director of the Company since March 1998. Mr. Navarro is Managing Director of Sherman Financial Group, LLC, a company he founded in 1997 to purchase and securitize distressed consumer debt. Formerly, Mr. Navarro served as Co-Head of Mortgage Sales and Trading for Citicorp, with responsibility for the firm's purchases, sales and securitizations of residential and commercial mortgages to institutional clients. Prior to joining Citicorp in 1988, Mr. Navarro was with Goldman Sachs for three years, where he worked on both the Whole Loan and Agency MBS desks. Mr. Navarro started his career at Chemical Bank, where he completed the credit training program and spent two years making loans to mortgage banks and thrifts. Mr. Navarro received a Bachelor's degree in Finance from the University of Rhode Island.

         STUART L. SILPE. Mr. Silpe has served as a director of the Company since November 1998. Mr. Silpe is currently a consultant to the financial services industry. Previously he served as Executive Director of the Financial Institutions Group at CIBC Oppenheimer in New York. Mr. Silpe has had almost 20 years of mortgage finance experience, working with commercial banks, savings and loans, mortgage banks, specialty finance companies and REITs. Mr. Silpe has held senior positions with several major financial institutions including: Prudential Securities, from 1991 to 1995, Morgan Stanley and Merrill Lynch. At Prudential Securities, he was Director, Real Estate and Financial Services Group with business development responsibilities for depository institutions. Mr. Silpe is a graduate of the Wharton School at the University of Pennsylvania and of Emory University.

         PETER M. SMALL. Mr. Small has served as a director of the Company since April 1997. Mr. Small served as President and Chief Executive Officer of Spaulding and Slye Company, a commercial real estate company, for 15 years and served as Chairman of its Board of directors from 1992 to 1996. While he was President of Spaulding and Slye Company, Mr. Small directed the development of over 100 commercial projects and later repositioned the company from a development company to a service company providing consulting, asset management and real estate services to major corporations and financial institutions. Currently, Mr. Small manages a property portfolio, advises and invests in young companies and consults and speaks about planning and managing real estate organizations in changing environments. He serves as a director of Bariston Partners, LLC, Benchmark Assisted Living, LLC, Spaulding and Slye Properties Company and the United Way of Massachusetts Bay. Mr. Small also serves as a Trustee of Bowdoin College, where he received a Bachelor of Arts in History.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following table sets forth certain information with respect to each person who currently serves as an executive officer of the Company but does not serve on the Company's Board of Directors. Executive officers of the Company are elected annually by the Board of Directors and generally serve at the discretion of the Board. There are no arrangements or understandings between the Company and any person pursuant to which such person was elected as an executive officer of the Company. Other than William C. Erbey and John R. Erbey, who are brothers, no director or executive officer is related to any other director or executive officer of the Company or any of its subsidiaries by blood, marriage or adoption.

Name                    Age (1)                       Position
--------------          -------           --------------------------------------
John R. Barnes ...        56              Senior Vice President
John R. Erbey ....        58              Senior Managing Director and Secretary
Mark S. Zeidman ..        47              Senior Vice President and Chief
                                          Financial Officer

(1)      As of March 15, 1999.

         The background for the last five years of each executive officer of the Company who is not a director, as well as certain other information, is set forth below.

         JOHN R. BARNES. Mr. Barnes has served as a Senior Vice President of the Company since February 1997. Mr. Barnes has served as a Senior Vice President of OCN and the Bank since May 1994 and served as a Vice President of OCN and the Bank from October 1989 to May 1994. He also serves as an officer of many subsidiaries of the Company and OCN. Mr. Barnes was a Tax Partner in the firm of Deloitte Haskins & Sells from 1986 to 1989 and in the firm of Arthur Young & Co. from 1979 to 1986. Mr. Barnes was the Partner in Charge of the Cleveland Office Tax Department of Arthur Young & Co. from 1979 to 1984. He is a graduate of Ohio State University.

JOHN R. ERBEY. Mr. Erbey has served as Senior Managing Director of the Company since May 1998, as Secretary of the Company since February 1997, and as a Managing Director of the Company from February 1997 to May 1998. Mr. Erbey has served as Senior Managing Director of OCN since May 1998 and as Secretary of OCN since June 1989. Mr. Erbey has served as a director of the Bank since 1990, as a Senior Managing Director of the Bank since May 1998, and as Secretary of the Bank since July 1989. He also serves as an officer and/or a director of many subsidiaries of the Company and OCN. From 1971 to 1989, Mr. Erbey was a member of the Law Department of Westinghouse Electric Corporation and held various management positions, including Associate General Counsel and Assistant Secretary from 1984 to 1989. Previously, he held the positions of Assistant General Counsel of the Industries and International Group and Assistant General Counsel of the Power Systems Group of Westinghouse. He is a graduate of Allegheny College and Vanderbilt University School of Law.

         MARK S. ZEIDMAN. Mr. Zeidman has served as Senior Vice President and Chief Financial Officer of the Company since June 1997. Mr. Zeidman also has served as Senior Vice President and Chief Financial Officer of OCN and the Bank since May 1997 and serves as an officer of many subsidiaries of the Company and OCN. From 1986 until May 1997, Mr. Zeidman was employed by Nomura Securities International, Inc., most recently as Managing Director. Prior to 1986, Mr. Zeidman held positions with Shearson Lehman Brothers and Coopers & Lybrand. Mr. Zeidman is a Certified Public Accountant. He holds a Bachelor of Arts degree from the University of Pennsylvania, a Master of Business Administration from the Wharton School of Business and a Masters of International Affairs from the School of International Affairs at Columbia University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who own more than 10% of the Common Stock, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for these reports have been established by the Commission, and the Company is required to report any failure to timely file such reports by those due dates during the 1998 fiscal year.

         To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied during 1998, except that Benjamin W. Navarro inadvertently failed to timely file a Form 3 to report beneficial ownership of no shares of Common Stock at the time he became a director of the Company. Mr. Navarro made the required filing promptly after becoming aware of this, and such failure to file did not give rise to any liability under Section 16(b) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

         The Company has not paid, and does not intend to pay, any annual compensation to the Company's executive officers for their services as executive officers. Moreover, the Company has not granted, and does not intend to grant, any options to purchase shares of stock to the executive officers or directors. Notwithstanding that the Company has no employees and does not pay its executive officers any compensation, the Board of Directors has formed a Compensation Committee, comprised of the Independent Directors, to address any upcoming compensation matters. In particular, the Board of Directors has the discretion to change the base management fee payable to the Manager, if necessary, in order to align the fee more closely to the actual costs of providing management services to the Company.

         The Company pays the Independent Directors an annual fee of $20,000, plus an additional fee of $1,000 for each additional meeting of the Board of Directors attended in person after the first four meetings. In addition, an annual fee of $2,000 is paid to the chair of any committee of the Board. The Company currently pays no cash compensation to its directors which are not Independent Directors. The Company reimburses all directors for their out-of-pocket expenses in connection with their service on the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of the date indicated by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group and (iii) all persons known by the Company to own beneficially 5% or more of the outstanding Common Stock. The table is based upon information supplied to the Company by directors, officers and principal stockholders and filings under the Exchange Act.

                                                       Shares of Common
                                                      Stock Beneficially
                                                         Owned as of
                                                        March 9, 1999
                                       -----------------------------------------
Name of Beneficial Owner                    Amount (1)             Percent (1)
-----------------------------------    -------------------         -------------

FMR Corp.                                  2,464,700(2)              13.0%
  82 Devonshire Street
  Boston, MA 02109

Wellington Management Company, LLP         1,663,200(3)               8.8
  75 State Street
  Boston, MA 02109

Ocwen Financial Corporation                1,653,300(4)               8.7
   1675 Palm Beach Lakes Blvd
   West Palm Beach, FL 33401

Directors and Executive Officers:
   William C. Erbey                        1,653,300(5)               8.7
   Benjamin W. Navarro                        10,000                   *
   Christine A. Reich                         15,500(6)                *
   Stuart L. Silpe                                 0                   *
   Peter M. Small                             60,000                   *
   John R. Barnes                                  0                   *
   John R. Erbey                               2,000                   *
   Mark S. Zeidman                             1,200(7)                *

All Directors and Executive Officers
  as a Group (8 persons)                   1,742,000                  9.2

*        Less than 1%

(1) For purposes of this table, pursuant to rules promulgated under the Exchange Act an individual is considered to beneficially own any shares of Common Stock if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, (i) an individual has sole voting power and sole investment power with respect to the indicated shares and (ii) individual holdings amount to less than 1% of the outstanding shares of Common Stock.

(2) Based on information contained in a Schedule 13G filed with the Commission as of February 12, 1999 by FMR Corp. Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under the Investment Advisers Act of 1940, is the beneficial owner of 2,464,700 shares as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. Fidelity has sole power to dispose of all such shares, but has no voting power over any of such shares.

(3) Based on information contained in a Schedule 13G filed with the Commission as of February 9, 1999 by Wellington Management Company, LLP ("WMC") in its capacity as investment adviser. WMC may be deemed to beneficially own 1,663,200 shares which are held of record by clients of WMC. Includes 1,051,700 shares as to which shared voting power is claimed and 1,663,200 shares as to which shared disposal power is claimed.

(4) Based on records available to the Company, as well as information contained in a Schedule 13G filed with the Commission by OCN, the Manager, IMIHC and William C. Erbey on February 10, 1999. Includes: (a) 113,300 shares held by FF Plaza Partners ("FF Plaza"), a partnership of which Mr. Erbey, his spouse and Delaware Permanent Corporation, a corporation wholly-owned by Mr. Erbey, are general partners; and (b) 1,540,000 shares owned directly by IMIHC and as to which OCN and Mr. Erbey share voting and investment power. Does not include options granted to the Manager to acquire 478,125 shares. Mr. Erbey has disclaimed beneficial ownership of the 1,540,000 shares owned of record by IMIHC and the options granted to the Manager to acquire 478,125 shares.

(5) Includes: (a) 113,300 shares held by FF Plaza; and (b) 1,540,000 shares owned directly by IMIHC and as to which William C. Erbey shares voting and investment power. Does not include options granted to the Manager to acquire 478,125 shares. Mr. Erbey has disclaimed beneficial ownership of the 1,540,000 shares owned of record by IMIHC and the options granted to the Manager to acquire 478,125 shares.

(6) The shares are held by the CPR Family Limited Partnership pursuant to which Christine A. Reich and her husband share voting and investment power. Ms. Reich has disclaimed beneficial ownership of such shares.

(7) Includes 200 shares held by Mr. Zeidman's daughter. Mr. Zeidman has disclaimed beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS

         The Manager, subject to the supervision of the Board of Directors of the Company, manages the Company pursuant to a Management Agreement. The Management Agreement provides for an annual base management fee of 0.25% per quarter (1% per annum), calculated and paid quarterly based upon the Average Invested Assets of the Company for such quarter. The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of the Company, including the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar noncash reserves, computed by taking the daily average of such values during such period; provided, however, effective January 1, 1998, with respect to residential loans, the phase means average net equity invested. The Board of Directors is authorized to adjust the base management fee if necessary to align the fee more closely with the actual costs of management services. The Manager also is entitled to receive incentive compensation for each fiscal quarter. See "Business-Management Fees" under Item 1.

         For the year ended 1998, the Company paid the Manager $5.9 million in base management fees and no incentive compensation. In addition, for such period, the Manager was reimbursed $1.8 million for out of pocket costs and salary allocations for due diligence tasks.

         In addition to being Chairman of the Board of Directors and Chief Executive Office of the Company, William C. Erbey is Chairman of the Board and Chief Executive Officer of the Manager, the Bank and of OCN. William C. Erbey owns or has voting power over approximately 32.0% of the outstanding common stock of OCN. Christine A. Reich is not only President of and a member of the Board of Directors of the Company, but also is President of the Manager, the Bank and OCN. Similarly, each of the Company's executive officers also serves as an executive officer of the Manager and of OCN.

CERTAIN TRANSACTIONS

         In 1998, the Company entered into a number of transactions with OCN and the Bank, in addition to the services rendered by the Manager to the Company pursuant to the Management Agreement, as discussed above. In this regard, the Bank services all of the Company's mortgage loans pursuant to servicing agreements (one for commercial loans and one for residential loans), the forms of which were approved by the Independent Directors. In addition to servicing the Company's mortgage loans, the Bank is the special servicer for the loans underlying most of the mortgage-backed securities owned by the Company, and the Independent Directors have approved those transactions in their quarterly meetings.

         On February 17, 1998, the Company issued an aggregate of 175,000 shares of Common Stock to William C. Erbey, Christine A. Reich, Jordan C. Paul (a former executive officer of the Company and OCN) and Barry N. Wish (a director of OCN), who acquired 113,300 shares, 2,500 shares, 2,500 shares and 56,700 shares, respectively. The per share purchase price for the Common Stock was the weighted average sales price per share of Common Stock on the last trading day before the transaction. In connection with this stock issuance, IMIHC exchanged 175,000 shares of Common Stock for a like number of limited partnership units in the Operating Partnership in order to comply with the stock ownership restrictions imposed on REITs under the Code.

         On April 24, 1998, the Company acquired securitized mortgage loan residuals for approximately (pound)33.7 million (approximately $56.3 million) from the United Kingdom subsidiary of Cityscape Financial Corp. ("CFC"). (The dollar equivalent amounts set forth herein are based on an exchange rate on April 24, 1998 of $1.667 per British pound.) This purchase was made in connection with OCN's acquisition of substantially all of the assets, and certain liabilities of the United Kingdom operations of CFC. The Company funded this acquisition with a loan from Greenwich Capital Financial Products in the principal amount of approximately (pound)19.0 million ($31.8 million), which was collateralized by the residuals, and a loan from IMIHC in the principal amount of approximately (pound)14.7 million ($24.5 million), which was collateralized by unrelated assets and subsequently converted to equity via the purchase of limited partnership interests in the Operating Partnership. The mortgage loan residuals acquired by the company were previously issued as a part of six prior securitizations effected by CFC's U.K. operations. In connection with the foregoing acquisition, the Company entered into an agreement for the Bank to service the securitized mortgage loan residuals.

         On May 7, 1998, the Company sold its entire portfolio of AAA-rated IO and Inverse IO classes of mortgage related securities backed by single family residential loans to William C. Erbey and Barry N. Wish, for a cash price of $54.6 million, which represented the IO Portfolio's amortized cost plus accrued interest and exceeded the IO portfolio's market value by approximately $14.0 million (which represented 82% of the $17.1 million aggregated loss recorded by the Company on such securities during the first quarter of 1998). Because the IOs were sold to a principal shareholder and another related party, the $14.0 million by which amortized cost exceeded market value was recorded as a charge to earnings for the quarter ended March 31, 1998 in accordance with GAAP. The $14.0 million received in excess of market value upon sale of the IO Portfolio has been reflected on the Company's books as a capital contribution, effectively reestablishing the Company's equity positions.

         Additionally, during 1998 the Bank and the Company were co-bidders on 16 pools of residential mortgages with an aggregate principal amount of approximately $95.8 million, of which the Company acquired $49.1 million.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)    Exhibits

         3.1      Amended and Restated Articles of Incorporation (1)

         3.2      Bylaws (3)

         4.1      Form of Common Stock certificate (1)

         4.2 Form of indenture between the Company and Norwest Bank Minnesota, National Association, as trustee thereunder for the 11.5% Redeemable Notes due 2005 (2)

         10.1     First Amended and Restated Management Agreement (4)

         10.2     Form of Registration Rights Agreement (1)

         10.3 Third Amended and Restated Agreement of Limited Partnership of Ocwen Partnership L.P. (4)

         10.4     Form of Stock Option Plan (1)

         10.5 Purchase and Sale Agreement between Ocwen Capital Corporation and Pacific Resources Development, Inc. as of March 31, 1998
                  (4)

         10.6 Assignment and Assumption Agreement, dated April 7, 1998, by and between Ocwen Capital Corporation and OAIC Bush Street, LLC (5)

         10.7 Loan Agreement between OAIC Bush Street, LLC and Salomon Brothers Realty Corp. as of April 7, 1998 (5)

         10.8 Purchase and Sale Agreement between Prudential Insurance Company of America and Ocwen Capital Corporation, dated June 9, 1998 (6)

         10.9 Loan Agreement between OAC and Merrill Lynch Mortgage Capital Inc. as of March 30, 1998 (4)

         10.10 Loan Agreement between OAC and Greenwich Financial Products Inc. as of April 24, 1998 (4)

         10.11 Amended and Restated Loan Agreement by and among, inter alia, OAIC California Partnership, L.P., OAIC California Partnership II, L.P., Salomon Brothers Realty Corp. and LaSalle National Bank, dated as of June 10, 1998. (4)

         27       Financial Data Schedule for the period ended December 31, 1997
                  (3)

         99.1     Investment Guidelines (4)

         99.2     Risk Factors (3)

================================================================================

                  (1) Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-21965), as amended, declared effective by the Commission on May 14, 1997.

                  (2) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-64047), as amended, as declared effective by the Commission on February 12, 1999.

                  (3)      Filed herewith.

                  (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

                  (5) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on April 23, 1998.

                  (6) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on August 6, 1998.

         (b)               Financial Statements and Schedules

         The  following   consolidated   financial  statements  of  Ocwen  Asset
Investment  Corp.  and  report  of   PricewaterhouseCoopers,   LLP,  independent
certified public accountants, are included in Item 8 hereof.

                  (1)      Report of Independent Certified Public Accountants

                  (2) Consolidated Statements of Financial Condition at December 31, 1998 and December 31, 1997

                  (3) Consolidated Statement of Operations for each of the two years in the period ended December 31, 1998

                  (4) Consolidated Statements of Comprehensive Income for each of the two years in the period ended December 31, 1998

                  (5) Consolidated Statement of Changes in Stockholders' Equity for each of the two years in the period ended December 31, 1998

                  (6) Consolidated Statement of Cash Flows for each of the two years in the period ended December 31, 1998

                  (7)      Notes to Consolidated Financial Statements

         Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 1998

(1) A Form 8-K filed on October 27, 1998, which contained a news release announcing the Company's financial results for the three months ended September 30, 1998.
(2 A Form 8-K filed on December 22, 1998, which contained a news release proposing changes to the Company's tax status and deferring its quarterly dividend.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  OCWEN ASSET INVESTMENT CORP.



                  By: /s/ WILLIAM C. ERBEY
                  ------------------------------------
                  William C. Erbey
                  Chairman and Chief Executive Officer


         Date:  March 15, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/ WILLIAM C. ERBEY                                      Date:  March 15,  1999
-----------------------
William C. Erbey
Chairman of the Board and Chief Executive Officer
(principal executive officer)

/s/ CHRISTINE A. REICH                                    Date:  March 15,  1999
-----------------------
Christine A. Reich
President and Director

/s/ BENJAMIN W. NAVARRO                                   Date:  March 15,  1999
-----------------------
Benjamin W. Navarro
Director

/s/ STUART L. SILPE                                       Date:  March 15,  1999
-----------------------
Stuart L. Silpe
Director

/s/ PETER M. SMALL                                        Date:  March 15,  1999
-----------------------
Peter M. Small
Director

/s/ MARK S. ZEIDMAN                                       Date:  March 15,  1999
-----------------------
Mark S. Zeidman
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)