Form 10-Q
period 1999-03-31
OCWEN ASSET INVESTMENT CORP
filed 1999-05-17
CIK 1033643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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


Number of shares of Common Stock, $.01 par value, outstanding at the close of business on April 30, 1999: 18,965,000 shares.

                          OCWEN ASSET INVESTMENT CORP.
                                    FORM 10-Q

                                    I N D E X
================================================================================


PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----
Item 1.  Interim Consolidated Financial Statements (unaudited)............  3

         Consolidated Statements of Financial Condition...................  3

         Consolidated Statements of Operations............................  4

         Consolidated Statements of Comprehensive loss....................  5

         Consolidated Statements of Changes in Shareholders' Equity.......  6

         Consolidated Statements of Cash Flows............................  7

         Notes to Consolidated Financial Statements.......................  8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................ 20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....... 42

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................. 46

Signature................................................................. 48

                                        OCWEN ASSET INVESTMENT CORP.
                               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                                March 31,      December 31,
                                                                                 1999              1998
                                                                             -------------    -------------
  ASSETS:

   Cash and amounts due from depository institutions .....................   $   3,641,241    $   3,484,929
   Interest-bearing deposits .............................................      57,605,709       49,880,276
   Securities available for sale, at fair value ..........................     316,198,972      351,153,971
   Commercial and multi-family loan portfolio, net .......................      70,339,922       65,282,965
   Residential loan portfolio, net .......................................       6,558,614        8,058,445
   Match funded residential loans, net ...................................     154,164,052      173,609,873
   Discount loan portfolio, net ..........................................       5,618,022        5,618,022
   Investment in real estate, net ........................................     208,733,751      208,058,721
   Principal and interest receivable .....................................       4,056,990        7,475,795
   Other assets ..........................................................      15,850,394       15,702,816
                                                                             -------------    -------------
     Total assets ........................................................   $ 842,767,667    $ 888,325,813
                                                                             =============    =============

LIABILITIES:
   Securities sold under agreements to repurchase ........................   $ 113,991,304    $ 138,611,824
   Obligations outstanding under line of credit ..........................      41,015,023       34,472,404
   Obligations outstanding under line of credit - secured by real estate..     143,755,698      142,556,880
   11.5% Redeemable Notes due 2005 .....,.................................     143,000,000      143,000,000
   Bonds - match funded loan agreement ...................................     143,298,397      163,403,966
   Accrued expenses, payables and other liabilities ......................      13,665,050       21,190,288
                                                                             -------------    -------------
     Total liabilities ...................................................     598,725,472      643,235,362
                                                                             -------------    -------------

Minority interest ........................................................      23,759,807       23,914,058
                                                                             -------------    -------------

Commitments and Contingencies (Note 12)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 25,000,000 shares authorized;
     0 shares issued and outstanding .....................................              --               --
  Common Stock, $.01 par value; 200,000,000 shares authorized;
       18,965,000 shares issued and outstanding ..........................         189,650          189,650
   Additional paid-in capital ............................................     294,492,203      294,492,203
   Cumulative dividends declared .........................................     (36,277,546)     (36,277,546)
   Accumulated deficit ...................................................     (47,178,264)     (46,394,403)
   Accumulated other comprehensive income:
     Unrealized gain on securities available for sale ....................      10,797,797       11,038,151
     Cumulative translation adjustment ...................................      (1,741,452)      (1,871,662)
                                                                             -------------    -------------
       Total other comprehensive income ..................................       9,056,345        9,166,489
                                                                             -------------    -------------
       Total shareholders' equity ........................................     220,282,388      221,176,393
                                                                             -------------    -------------
                                                                             $ 842,767,667    $ 888,325,813
                                                                             =============    =============

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                       OCWEN ASSET INVESTMENT CORP.
                                   CONSOLIDATED STATEMENT OF OPERATIONS

                                                                          For the Three Months Ended
                                                                                   March 31,
                                                                           1999                 1998
                                                                       -------------        ------------
  INTEREST INCOME:
     Repurchase agreements and interest bearing deposits ..........    $     494,604        $    198,138
     Securities held for trading...................................               --             482,192
     Securities available for sale.................................       13,638,517           4,648,582
     Commercial and Multi-family loans ............................        1,648,514             805,786
     Match funded residential loans................................        3,327,143                  --
     Residential loans.............................................          145,398             435,021
     Discount loans ...............................................          126,318             902,777
                                                                       -------------        ------------
                                                                          19,380,494           7,472,496
                                                                       -------------        ------------
  INTEREST EXPENSE:
     Securities sold under agreements to repurchase................        2,642,002             665,269
     Obligations outstanding under lines of credit ................          606,684              28,548
     11.5%  Redeemable Notes due 2005 .............................        4,154,150                  --
     Bonds-match funded loan agreements............................        2,523,602                  --
                                                                       -------------        ------------
                                                                           9,926,438             693,817
                                                                       -------------        ------------

  NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES.............        9,454,056           6,778,679
     Provision for loan losses.....................................          257,852             105,073
                                                                       -------------        ------------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...........        9,196,204           6,673,606
                                                                       -------------        ------------
  REAL ESTATE-OPERATING INCOME:
     Rental income.................................................        7,982,430           2,034,287
     Other.........................................................           10,382               7,857
                                                                       -------------        ------------
                                                                           7,992,812           2,042,144
                                                                       -------------        ------------
  REAL ESTATE-OPERATING EXPENSES:
     Rental operation..............................................        3,962,709             933,746
     Depreciation and amortization.................................        1,193,977             304,437
     Interest......................................................        2,657,326                  --
                                                                       -------------        ------------
                                                                           7,814,012           1,238,183
                                                                       -------------        ------------
  REAL ESTATE INCOME, NET..........................................          178,800             803,961
                                                                       -------------        ------------
  OTHER EXPENSES:
     Management fees...............................................        1,524,429             828,881
     Due diligence expenses........................................          122,745             192,689
     Foreign currency gain.........................................               --            (116,953)
     Other.........................................................        1,210,309             189,655
                                                                       -------------        ------------
                                                                           2,857,483           1,094,272
                                                                       -------------        ------------
  LOSSES ON SECURITIES.............................................       (7,455,633)        (17,077,079)
                                                                       -------------        ------------

  LOSS BEFORE MINORITY INTEREST....................................         (938,112)        (10,693,784)
  Minority interest in net loss of consolidated
      subsidiary...................................................          154,251             189,542
                                                                       -------------        ------------
     NET LOSS......................................................    $    (783,861)       $(10,504,242)
                                                                       =============        ============
  LOSS PER SHARE:
     Basic.........................................................    $       (0.04)       $      (0.55)
                                                                       =============        ============
     Diluted.......................................................    $       (0.04)       $      (0.55)
                                                                       =============        ============
  WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic.........................................................       18,965,000          18,965,000
                                                                       =============        ============
     Diluted.......................................................       18,965,000          18,965,000
                                                                       =============        ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                              OCWEN ASSET INVESTMENT CORP.
                                      CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

                                                                                     For the Three        For the Three
                                                                                      Months Ended         Months Ended
                                                                                        March 31,            March 31,
                                                                                          1999                 1998
                                                                                      ------------         ------------
Net loss                                                                              $   (783,861)        $(10,504,212)
Other comprehensive income:
   Unrealized gain (loss) on securities available for sale...................             (240,354)           8,344,644
   Unrealized foreign currency translation adjustment .......................              130,210                   --
   Other comprehensive income................................................             (110,144)           8,344,644
                                                                                      ------------         ------------
Comprehensive loss...........................................................         $   (894,005)        $ (2,159,568)
                                                                                      ============         ============


   Disclosure of reclassification adjustment:
      Unrealized holding losses arising during the period....................         $ (7,695,987)        $ (8,732,435)
      Add:  Adjustment for losses included in net loss.......................            7,455,633           17,077,079
                                                                                      ------------         ------------
      Net unrealized (losses) gains on securities............................         $   (240,354)        $  8,344,644
                                                                                      ============         ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                  OCWEN ASSET INVESTMENT CORP.
                                   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND THE YEAR ENDED DECEMBER 31, 1998


                                                                                                   Accumulated
                                       Common Stock       Additional    Cumulative     Retained      other
                                   -------------------     paid-in       dividends     earnings   comprehensive
                                     Shares    Amount      capital       declared     (deficit)    income (loss)     Total
                                   ---------- --------   ------------  ------------  ------------  -----------    ------------
Balance at December 31, 1997...    18,965,000 $189,650   $280,503,838  $(13,898,849) $ 11,791,518  $(7,327,890)   $271,258,267

Capital contribution...........                            13,988,365                                               13,988,365

Net loss.......................                                                       (58,185,921)                 (58,185,921)

Dividends......................                                         (22,378,697)                               (22,378,697)

Change in unrealized gain (loss)
   on securities available for sale                                                                 18,366,041      18,366,041

Change in cumulative translation
  adjustment.....................                                                                   (1,871,662)     (1,871,662)
                                   ---------- --------   ------------  ------------  ------------  -----------    ------------

Balance at December 31, 1998...    18,965,000  189,650    294,492,203   (36,277,546)  (46,394,403)   9,166,489     221,176,393

Net loss.......................                                                          (783,861)                    (783,861)

Change in unrealized gain (loss)
   on securities available for sale                                                                   (240,354)       (240,354)

Change in cumulative translation
  adjustment.....................                                                                      130,210         130,210
                                   ---------- --------   ------------  ------------  ------------  -----------    ------------

Balance at March 31, 1999......    18,965,000 $189,650   $294,492,203  $(36,277,546) $(47,178,264) $ 9,056,345    $220,282,388
                                   ========== ========   ============  ============  ============  ===========    ============


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                            OCWEN ASSET INVESTMENT CORP.
                                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                                       1999              1998
                                                                                   -------------    -------------
Cash flows from operating activities:
   Net loss ....................................................................   $    (783,861)   $ (10,504,242)
     Adjustments  to  reconcile  net  loss to net  cash  provided  by  operating activities:
       Premium amortization (discount accretion), net ..........................       8,601,099        5,315,514
       Depreciation ............................................................       1,193,977          304,437
       Foreign exchange gain ...................................................              --         (116,953)
       Provision for loan losses ...............................................         257,852          105,073
       Net losses on securities ................................................       7,455,633       17,077,079
       (Increase) decrease in interest receivable ..............................       3,418,805       (2,564,566)
       (Increase) decrease in other assets .....................................         (22,137)         627,270
       Decrease in accrued expenses, payables and other liabilities ............      (7,525,230)        (719,935)
       Minority interest in losses .............................................        (154,251)        (189,542)
                                                                                   -------------    -------------
Net cash provided by operating activities ......................................      12,441,887        9,334,135
                                                                                   -------------    -------------
Cash flows from investing activities:
  Purchase of securities available for sale ....................................              --      (72,771,240)
  Sale of securities available for sale ........................................      12,708,996               --
  Maturities and principal payments received on securities available for sale...       6,280,742        4,003,330
  Principal payments received from discount loans ..............................              --            6,915
  Principal payments received from loans .......................................      20,136,324          366,932
  Purchase of loans ............................................................      (4,962,755)    (129,054,935)
  Investment in real estate ....................................................      (1,869,007)     (13,740,162)
  Deposits on pending asset acquisitions .......................................              --       (2,003,500)
                                                                                   -------------    -------------
Net cash provided by (used by) investing activities ............................      32,294,300     (213,192,660)
                                                                                   -------------    -------------
Cash flows from financing activities:
  Dividend payments on common stock ............................................              --       (7,458,750)
  Principal payments on bonds ..................................................     (20,105,569)              --
  Proceeds from sale of operating partnership units ............................              --        3,085,548
  Increase (decrease) in securities sold under agreements to repurchase ........     (24,620,520)      85,274,000
  Increase in obligations outstanding under lines of credit ....................       7,741,437       81,890,207
                                                                                   -------------    -------------
Net cash provided by (used in) financing activities ............................     (36,984,652)     162,791,005
                                                                                   -------------    -------------
Change in cumulative translation adjustment ....................................         130,210               --
Net increase (decrease) in cash and cash equivalents ...........................       7,751,535      (41,067,520)
Cash and cash equivalents at beginning of period ...............................      53,365,205       48,677,123
                                                                                   -------------    -------------
Cash and cash equivalents at end of period .....................................   $  61,246,950    $   7,609,603
                                                                                   =============    =============
Reconciliation of cash and cash equivalents at end of period:
  Cash and amounts due from depository institutions ............................   $   3,641,241    $     373,097
  Interest earning deposits ....................................................      57,605,709        7,236,506
                                                                                   -------------    -------------
     Total .....................................................................   $  61,246,950    $   7,609,603
                                                                                   =============    =============
  Supplement schedule of non-cash financing activities:
     Interest paid .............................................................      13,958,058          552,817
  Non-cash activities:
     Change in unrealized gain (loss) on securities available for sale .........         240,354        8,344,644

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
================================================================================

NOTE 1            ORGANIZATION

         Ocwen Asset Investment Corp. ("OAC" or the "Company") has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 865 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As such, the Company will generally not be subject to federal income taxation on that portion of its income that is distributed to shareholders if it distributes at least 95% of its taxable income to its shareholders by the due date of its federal income tax return and complies with various other requirements. See Note 11 to the Consolidated Financial Statements above.

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

         The Company's consolidated financial statements include the accounts of the Company and its subsidiaries. The Company directly owns two qualified REIT subsidiaries, Ocwen General, Inc. (the "General Partner") and Ocwen Limited, Inc. (the "Limited Partner"). General Partner and Limited Partner own 0.9% and 90.4%, respectively, of Ocwen Partnership, L.P. (the "Operating Partnership"). Additionally, through the General Partner and Limited Partner, the Company established additional partnerships in Florida and California for real estate investment purposes. The minority interest at March 31, 1999 represents a 8.7% interest (1,808,733 units) in the Operating Partnership held by Investors Mortgage Insurance Holding Company ("IMIHC"), a wholly owned subsidiary of Ocwen Financial Corporation ("OCN"). IMIHC also owns 1,540,000 shares, or 8.12%, of the outstanding Common Stock.

         The Company has entered into a management agreement with Ocwen Capital Corporation ("OCC"), a wholly-owned subsidiary of OCN, under which OCC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. For its services, OCC receives a quarterly base management fee of 0.25% per quarter on Average Invested Assets. The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of the Company, including the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar noncash reserves, computed by taking the daily average of such values during such period; provided, however, effective January 1, 1998, with respect to residential loans, the phrase means average net equity invested. In addition, OCC is entitled to receive an annual incentive fee in an amount equal to 25% of the dollar amount by which Funds From Operations ("FFO"), as adjusted, exceeds certain defined levels per the management agreement. During the three months ended March 31, 1999 and 1998, OCC earned from the Company $1.5 million and $0.8 million, respectively in base management fees. No incentive compensation was paid during the three months ended March 31, 1999 and 1998. In addition, for such periods, OCC was reimbursed $0.1 million and $0.2 million, respectively for out-of-pocket costs and salary allocations for due diligence tasks. On May 13, 1999, the Board of Directors approved extending the Management Agreement between the Company and OCC, which was due to expire on May 19, 1999, for an additional six months.

         The Company also has entered into servicing agreements with Ocwen Federal Bank, FSB (the "Bank"), a wholly-owned subsidiary of OCN, for the servicing of all of the Company's mortgage loans. In addition, the Bank in its capacity as servicer or special servicer receives fees from certain mortgage-backed securities in which the Company owns a subordinate or residual interest. As a special servicer, the Bank provides asset management and resolution services with respect to defaulted mortgage loans subject to the Company's right to direct the foreclosure, the management and disposal of foreclosed properties and all other actions that a servicer may take in connection with a defaulted loan. During the three months ended March 31, 1999 and 1998, the Bank earned from the Company $0.2 million and $23,948 in servicing fees, respectively.

NOTE 2             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The  accounting   and  reporting   policies  of  the  Company  and  its
subsidiaries follow Generally Accepted Accounting Principles ("GAAP"). The policies which materially affect the determination of the Company's financial position, results of operations and cash flows are summarized below.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
================================================================================

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

SECURITIES AVAILABLE FOR SALE

         Securities are classified as available for sale when in management's judgement they may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors. Available for sale securities are carried at fair value. Unrealized gains and losses on these securities, along with any unrealized gains and losses on related risk management instruments, are reported as a separate component of accumulated other comprehensive income in shareholders' equity. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. At March 31, 1999 and 1998, the Company had no securities classified as held-to-maturity. Interest and dividend income on securities, including amortization of premiums and accretion of discounts, are reported in earnings. Interest income is recognized using the interest method. The specific identification method is used to determine realized gains and losses on sales of securities, which are reported in earnings. The carrying value of individual securities is reduced through write-downs in earnings to reflect other-than-temporary impairments in value.

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

         Discount loans are reported at their outstanding principal balance net of any charge-offs and premiums or discounts. The Company periodically evaluates loans in the discount loan portfolio for impairment. Individually identified impaired loans are measured based on one of the following: the present value of

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
================================================================================

payments expected to be received (using a discount rate that equates the Company's estimate of expected future cash flows to the acquisition price), observable market prices, or the estimated fair value of the collateral (for loans that are solely dependent on the collateral for repayment). If the recorded investment in the impaired loan exceeds the measure of estimated fair value, a valuation allowance is established as a component of the allowance for loan losses. At March 31, 1999, the Company did not have any impaired loans.

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

         The assets, liabilities and results of operations of the Company's foreign subsidiaries which have functional currencies other than the U.S. dollar are translated into U.S. dollars at current exchange rates for assets and liabilities and average exchange rates for the period for the results of operations. Resulting translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders' equity as cumulative translation adjustments.

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

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
================================================================================

BASIC AND DILUTED EARNINGS PER SHARE

         Basic earnings per share is calculated based upon the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is calculated based upon the weighted average number of shares of Common Stock outstanding and all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share includes the impact of the exercise of the outstanding options to purchase Common Stock and assumes that the proceeds from such issuance are used to repurchase common shares at fair value. Common Stock equivalents would be excluded from the diluted calculation if a net loss was incurred for the period as they would be antidilutive.

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

         In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", an amendment of FASB Statement No. 65. This statement is effective for the first fiscal quarter beginning after December 15, 1998. This Statement standardizes how mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. Adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

NOTE 3            RISK MANAGEMENT INSTRUMENTS

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

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
================================================================================

         The interest rate swaps are used to hedge current LIBOR rate debt incurred to fund the Company's acquisitions of real estate and subordinate and residual securities. None of the Company's interest rate swaps are held for trading purposes. As of March 31, 1999, the Company held interest rate swaps with a notional amount of approximately $200.8 million. The fair value of the interest rate swaps are not recognized in the consolidated financial statements.

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


         The following table indicates the interest rate swaps outstanding at March 31, 1999, pursuant to which the Company receives payments from a counterparty based on a floating rate of interest equal to LIBOR and agrees to pay a fixed rate of interest to such party on a specified notional amount.

                     Notional        LIBOR                 Floating Rate at
     Maturity         Amount         Index     Fixed Rate    End of Period     Fair Value
     --------         ------         -----     ----------    -------------     ----------
                                    (Dollars In Thousands)
       2003         $ 100,000       1-month       5.75%          4.93%          $    (564)
       2001            17,000       1-month       6.00           4.96                (213)
       2001            75,000       1-month       6.00           4.96                (930)
       2002             8,780       1-month       6.04           4.96                (135)
                    ---------                                                   ---------
                    $ 200,780                                                   $  (1,842)
                    =========                                                   =========

         At March 31, 1999, the Company had foreign currency futures contracts to hedge currency exposure in connection with its investment in residual interests backed by residential mortgage loans originated in the United Kingdom, which are held by a wholly-owned subsidiary of the Company. Currency futures contracts are commitments to either purchase or sell foreign currency at a future date for a specified price. At March 31, 1999, the fair value of the British Pounds future contract was $0.6 million. In addition, the Company entered into foreign currency futures contracts to hedge its exposure in connection with its investment in the shopping center located in Halifax, Nova Scotia, which is held by a wholly-owned subsidiary of the Company. At March 31, 1999, the fair value of the Canadian currency contract was $(0.2) million. Gains and losses on these foreign currency future contracts are recorded in the Consolidated Statement of Financial Condition offsetting the item being hedged.

         The fair value of the interest rate swaps and the foreign currency futures contracts represent the estimated amount that the Company would receive or pay to terminate these agreements taking into account current interest and exchange rates. Market quotes are available for these agreements.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
================================================================================

NOTE 4            SECURITIES AVAILABLE FOR SALE

         The following table sets forth the amortized cost, fair value and gross unrealized gains and losses on the Company's securities available for sale at the date indicated.

                                             Gross        Gross
                               Amortized   Unrealized   Unrealized     Fair
MARCH 31, 1999                    Cost       Gains        Losses       Value
                               ---------   ---------    ---------    ---------
                                           (Dollars In Thousands)
Mortgage-related securities:
Single family residential:
  Subprime residuals .......   $ 187,090   $  10,082    $      --    $ 197,172
  Subordinates .............      14,639          --         (347)      14,292
                               ---------   ---------    ---------    ---------
                                 201,729      10,082         (347)     211,464
                               ---------   ---------    ---------    ---------
Multi-family and commercial:
  Non-rated interest only ..       3,157          --          (30)       3,127
  Non-rated principal only..         276          24           --          300
  Subordinates .............     100,242       1,066           --      101,308
                               ---------   ---------    ---------    ---------
                                 103,675       1,090          (30)     104,735
                               ---------   ---------    ---------    ---------
                               $ 305,404   $  11,172    $    (377)   $ 316,199
                               =========   =========    =========    =========

         During the quarter ended March 31, 1999, the Company recorded a charge of $8.3 million against its portfolio of securities available for sale, which was partially offset by a $0.8 million gain on the sale of commercial mortgage-backed securities. The losses were recorded against subprime residuals, reflecting continued market illiquidity for these instruments. Additionally one of the bonds had stopped cash flowing, which resulted in a decline in its fair value.

         During the quarter ended March 31, 1999, cash proceeds from the sale of securities was $12.7 million at a gross realized gain of $0.9 million.

NOTE 5            LOAN PORTFOLIO

         The following table sets forth the components of the Company's loan portfolio at the dates indicated.

                              March 31,     December 31,
                                1999            1998
                            ------------    ------------
Single family residential   $  6,934,620    $  8,419,265
Multi-family residential      21,741,464      20,544,269
Commercial real estate:
  Office ................     27,049,347      24,123,894
  Hotel .................     22,145,020      21,304,912
                            ------------    ------------
    Total loans .........     77,870,451      74,392,340
Deferred fees ...........       (526,228)       (409,254)
Allowance for loan losses       (445,687)       (641,676)
                            ------------    ------------
  Loans, net ............   $ 76,898,536    $ 73,341,410
                            ============    ============

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
================================================================================

         The   following   table   represents   a  summary   of  the   Company's
non-performing loans (past due 90 days or more) at the dates indicated.

                                             March 31,     December 31,
                                               1999            1998
                                           ------------    -----------
Non-performing loans:                         (Dollars in Thousands)
    Single family residential............  $      4,039    $     4,165
    Multi-family.........................            --             --
    Commercial...........................            --             --
                                           ------------    -----------
                                           $      4,039    $     4,165
                                           ============    ===========

         If non-accrual loans had been current in accordance with their original terms, additional interest income of approximately $51,000 for the three months ended March 31, 1999 would have been earned. No interest has been accrued on loans greater than 89 days past due.

         At and for the three months ended March 31, 1999 and 1998, the Company had no investment in impaired loans as defined in accordance with SFAS No. 114, as amended by SFAS No. 118.

         The  following   table  sets  forth  the  geographic   distribution  of
properties securing the Company's loans at March 31, 1999:

                Single family    Multi-family   Commercial
                Residential      Residential    Real Estate    Total
                -------------    ------------   -----------   -------
                              (Dollars in Thousands)

California ..   $         871    $      5,288   $        --   $ 6,159
Delaware ....              --              --        12,274    12,274
Florida .....             462              --            --       462
Massachusetts              52              --        34,496    34,548
New York ....              --          16,453         2,424    18,877
Other .......           5,550              --            --     5,550
                -------------    ------------   -----------   -------
Total .......   $       6,935    $     21,741   $    49,194   $77,870
                =============    ============   ===========   =======

         The following table sets forth certain information at March 31, 1999 regarding the dollar amount of loans maturing in the Company's loan portfolio based on scheduled contractual amortization, as well as the dollar amount of loans which have fixed or adjustable interest rates. Loan balances have not been reduced for (i) undisbursed loan proceeds, unearned discounts and the allowance for loan losses or (ii) nonperforming loans.

                                                                                  Maturing in
                                             --------------------------------------------------------------------------------
                                                             After One Year    After Five Years
                                                  One        Through Five        Through Ten      After Ten
                                             Year or Less        Years               Years           Years           Total
                                             ------------    ------------        ------------    ------------    ------------
                                                                        (Dollars In Thousands)
Single family residential loans.......       $      4,158    $      1,530        $        402    $        845    $      6,935
Multi-family residential loans........             21,741              --                  --              --          21,741
Commercial real estate................             49,194              --                  --              --          49,194
                                             ------------    ------------        ------------    ------------    ------------
   Total..............................       $     75,093    $      1,530        $        402    $        845    $     77,870
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

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
================================================================================

         The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated.

                                          For the Three      For the
                                          Months Ended      Year Ended
                                            March 31,      December 31,
                                             1999              1998
                                         -------------    -------------
Balance at beginning of period .......   $  74,392,340    $  16,290,404
Originations:
   Single family residential loans ...              --               --
   Multi-family residential loans ....       1,197,194       19,186,936
   Commercial real estate loans ......       3,765,561       37,005,198
                                         -------------    -------------
      Total loans originated .........       4,962,755       56,192,134
                                         -------------    -------------
Purchases:
   Single family residential loans ...              --      211,378,718
Secured borrowing (match funded loans)              --     (183,470,633)
Principal repayments, net ............      (1,484,644)     (25,998,283)
                                         -------------    -------------
Net increase in net loans ............       3,478,111       58,101,936
                                         -------------    -------------
Balance at end of period .............   $  77,870,451    $  74,392,340
                                         =============    =============

NOTE 6            MATCH FUNDED RESIDENTIAL LOANS

         On November 13, 1998, the Company securitized and transferred to OAC Mortgage Residential Securities, Inc., a real estate mortgage investment conduit (the "Trust"), $173.6 million (1,808 mortgage loans) of its residential loan portfolio. On that date, the Trust issued two classes of notes secured by the related group of mortgage loans. Loan Group I consisted of approximately 1,078 mortgage loans with an aggregate principal balance of approximately $91.2 million and original terms of up to 30 years and which are secured by first liens on single family residential properties. Loan Group II consists of approximately 730 mortgage loans with an aggregate principal balance of approximately $91.0 million and original terms of up to 30 years and which are secured by first or second liens on single family residential properties. Upon the transfer, the Company received approximately $173.9 million of proceeds. The transfer did not qualify as a sale under FASB 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, the amount of proceeds from the transfer are reported as a liability in the consolidated statement of financial condition. During the quarter ended March 31, 1999, the Company recorded a provision for loan losses of $0.5 million.

     The following table sets forth the current unpaid principal balance, excluding deferred fees of $1.6 million, and the geographic distribution of properties securing the Company's match funded residential loans at March 31, 1999:

                                              Single Family
                                               Residential
                                              -------------
                                           (Dollars In Thousands)
                     Michigan................ $      36,646
                     California..............        15,575
                     Florida.................         8,427
                     Other...................        92,398
                                              -------------
                     Total................... $     153,046
                                              =============

NOTE 7            DISCOUNT LOAN PORTFOLIO

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

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
================================================================================

         The resolution alternatives applied to the discount loan portfolio are:
(i) the borrower brings the loan current in accordance with original or modified terms; (ii) the borrower repays the loan or a negotiated amount; (iii) the borrower agrees to a deed-in-lieu of foreclosure, in which case it is classified as investment in real estate and held for sale by the Company and; (iv) the Company forecloses on the loan and the property is either acquired at the foreclosure sale by a third party or by the Company, in which case it is classified as investment in real estate and held for sale. Upon receipt of title to the property, the loans are transferred to investment in real estate.

         The Company's discount loan portfolio remains unchanged at March 31, 1999 from December 31, 1998 and consists of the following:

LOAN TYPE:
Commercial real estate loans:
                                                        (Dollars In Thousands)

   Office..............................................   $         6,859
   Retail..............................................                --
                                                         ----------------
     Total discount loans..............................             6,859
   Discount (1)........................................            (1,241)
                                                         ----------------
     Discount loans, net...............................  $          5,618
                                                         ================

 (1) Discount generally represents the difference between the purchase price of discounted loans and their contractual face amount at the date of acquisition.

NOTE 8            INVESTMENT IN REAL ESTATE

         The investment in real estate at March 31, 1999 was comprised of four commercial office properties in San Francisco, California; an office building in Jacksonville, Florida; and three shopping plazas located in (i) Bradenton, Florida; (ii) Halifax, Nova Scotia; and (iii) Havre, Montana. The following table sets forth the Company's investment in real estate at the dates indicated:

                                              March 31,       December 31,
                                                1999             1998
                                            -------------    -------------
Office Buildings .......................... $ 174,616,119    $ 174,587,772
Retail ....................................    32,563,088       32,328,623
Building improvements .....................     2,374,574        1,223,185
Tenant improvements and lease commissions .     4,140,299        3,682,602
                                            -------------    -------------
                                              213,694,080      211,822,182
Accumulated depreciation ..................    (4,960,329)      (3,763,461)
                                            -------------    -------------
  Investment in real estate, net .......... $ 208,733,751    $ 208,058,721
                                            =============    =============

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
================================================================================

NOTE 9 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase were $114.0 million, with a weighted average interest rate of 8.36%, at March 31, 1999, compared to $138.6 million with a weighted average rate of 7.97% at December 31, 1998. These obligations are secured by certain of the Company's investments in subordinated interests in commercial mortgage-backed securities, residual interests in subprime residential loan securitizations, and U.K. mortgage loan residual securities. The following table summarizes the maturity dates of OAC's securities sold under agreements to repurchase and the fair value of the related collateral securities as of March 31, 1999:

                                        Outstanding           Commercial Securities   Residential Securities
             Maturity Date               Borrowing                 Fair Value               Fair Value
             -------------              ------------          ---------------------   ----------------------
                                                           (Dollars in Millions)
             Within 1 month             $       46.9            $           76.2          $         11.3
             2-5 months                         26.8                          --                    37.9
             6-12 months                        17.8                        15.6                    33.2
             More than 1 year                   22.5                          --                    96.8
                                        ------------            ----------------          --------------
             Total                      $      114.0            $           91.8          $        179.2
                                        ============            ================          ==============

         Mortgage-related securities which are subject to repurchase agreements which secure indebtedness periodically are revalued by the lender. A decline in value of the securities may result in the lender periodically requiring the Company to (i) provide additional collateral to secure the indebtedness or, (ii) deny an extension of the maturity of the debt. On May 10, 1999, the Company was informed that the repurchase agreement on certain residuals would not be renewed on the maturity date of May 17, 1999. The Company funded the maturity of this debt of $19.4 million with available cash on hand. Although to date the Company has had adequate cash, cash equivalents, and other unencumbered assets to meet calls for additional collateral, to repay a portion of the related indebtedness, and to meet its other operating and financing requirements, including its current capital expenditure plans, there can be no assurance that sufficient levels of such assets will continue to be available.

         The Company periodically enters into sales of securities under agreements to repurchase the same securities. Obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated statement of financial condition. Interest expense with respect to these obligations for the three months ended March 31, 1999 was $2.6 million.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit amounted to $41.0 million at March 31, 1999. The borrowings are pursuant to a three year agreement, which is collateralized by commercial loans. The weighted average interest rate at March 31, 1999 was 7.0%. Interest expense during the three months ended March 31, 1999 was $0.6 million.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
================================================================================

OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT - REAL ESTATE. Obligations outstanding under lines of credit secured by real estate amounted to $143.8 million at March 31, 1999. These borrowings have a three-year term and an interest rate that floats in accordance with LIBOR. Set forth below is information regarding OAC's indebtedness relating to its investment in real estate at March 31, 1999:

                    Property                      Principal Amount       Interest Rate       Maturity Date
         --------------------------------------------------------------------------------------------------
                                                   (Dollars In Millions)
         Bush Street Property............          $      75.0(1)       LIBOR plus 1.75%    April, 2001 (3)
         Other...........................          $      68.8(2)       LIBOR plus 1.75%    June,  2001 (3)

1) Plus up to $5.0 million of additional advances for capital improvements to the Bush Street Property.
2) Represents the portion of the outstanding balance under a $200 million loan that is secured by real estate. As of March 31, 1999, OAC's investments in Cortez Plaza, 450 Sansome Street, 10 U.N. Plaza, Prudential Plaza and 690 Market Street secured this loan, and an additional $41.0 million was borrowed and secured by commercial mortgage loans under this line of credit.
3) Subject to certain conditions, the Company may extend the maturity date by one year.

         Interest expense during the three months ended March 31, 1999 was $2.7 million.

NOTE 10  11.5% REDEEMABLE NOTES AND BONDS-MATCH FUNDED LOAN AGREEMENTS

         In July, 1998, the Company completed the issuance of $150 million of 11.5% Redeemable Notes due 2005 (the "Old Notes") which were resold to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Company completed an exchange offer on March 15, 1999 whereby holders exchanged Old Notes for New Notes with materially identical terms, except that the New Notes were registered under the Securities Act. Old Notes and New Notes are herein referred to together as the "Notes". Interest on the Notes is payable semi-annually on January 1 and July 1, beginning January 1, 1999, at a rate per annum of 11.5%. The Notes will mature on July 1, 2005 and will be redeemable, at the option of the Company, in whole or part, on or after July 1, 2002, at the redemption prices specified below (expressed as percentages of the principal amount thereof), in each case, together with accrued and unpaid interest, if any, thereon to the date of redemption, upon not less than 30 nor more than 60 days' notice, if redeemed during the twelve-month period beginning on July 1 of the years indicated below:

                                                             REDEMPTION
            YEAR                                                RATE
            ----------------------------------------         ----------
            2002....................................           105.750%
            2003....................................           102.875
            2004 and thereafter.....................           100.000

         During the first 36 months after the date of original issue of the Notes, the Company may use the net proceeds of one or more offerings of its common stock to redeem up to 25% of the aggregate principal amount of the Notes at a redemption price of 111.50% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that, after any such redemption, the aggregate principal amount of the Notes outstanding must equal at least $112.5 million. On September 30, 1998, the Company repurchased in the open market $7.0 million of the $150.0 million outstanding Notes. This resulted in the Company realizing an extraordinary gain of $0.6 million. At March 31, 1999, the outstanding balance of the Notes was $143.0 million. Interest expense on the Notes for the three months ended March 31, 1999 was $4.2 million.

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

         At March 31, 1999, bonds-match funded loan agreements amounted to $143.3 million and with a weighted average interest rate of 8.08%. Interest expense for the three months ended March 31, 1999 was $2.5 million.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
================================================================================

NOTE 11  TAXATION

         For 1998, the Company has sought to qualify as a REIT under Sections 856 through 860 of the Code, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that is distributed to its shareholders if it distributes at least 95% of its taxable income and meets certain other income and asset tests. The Company has until the filing of its tax return to satisfy the distribution requirement. Since the Company plans to distribute 100% of its taxable income, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying consolidated financial statements. At March 31, 1999, the Company had not declared the final 1998 dividend to meet the 95% distribution requirement, which is expected to be approximately $15.5 million, or $0.82 per share.

         On April 16, 1999, the Company announced the receipt of a proposal from OCN regarding a possible business combination between them. If this business combination is consummated, the Company will no longer qualify as a REIT under the provisions of the Code, which requires a REIT to be owned by 100 or more persons. If the Company fails to qualify as a REIT, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates.

         Because the Special Committee of the Board is investigating a variety of strategic alternatives in addition to a business combination with OCN, there can be no assurance that if a business combination is effected, the Company will cease to be a REIT.

NOTE 12  COMMITMENTS AND CONTINGENCIES

         At March 31, 1999, the Company had $53.7 million in outstanding commitments to fund construction, multi-family and commercial loans. The following table details the amounts committed at such date.

                                     March 31, 1999
         --------------------------------------------------------------------
                                 (Dollars In Thousands)
         Multi-family.....................................      $      23,543
         Hotels...........................................             24,151
         Offices..........................................              6,009
                                                                -------------
           Total committed amount.........................      $      53,703
                                                                =============

         The Company is subject to various pending legal proceedings. Management is of the opinion that the resolution of these claims will not have a material effect on the results of operations or financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

GENERAL

         The Company is a Virginia corporation, formed in the first quarter of 1997, that has elected to be taxed as a REIT under Sections 856 through 860 of the Code. But see "Recent Developments regarding OAC's status as a REIT. The Company's primary investments include:

         o Commercial and residential subordinate and residual interests in collateralized mortgage obligations and other mortgage-related securities (collectively, "mortgage-related securities"); and
         o Underperforming or otherwise distressed commercial and multi-family real property, including properties acquired by mortgage lenders at foreclosure or through deed-in-lieu thereof.;

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

RECENT OPERATING LOSSES; DISCONTINUANCE OF INVESTMENT ACTIVITIES

         The Company reported a net loss of $0.8 million or $0.04 per fully diluted share for the three months ended March 31, 1999. These losses were primarily attributable to $8.3 million of losses on subordinate and residual interests in mortgage-related securities, which were adversely affected by continued market illiquidity. Moreover, as a result of these conditions, in recent months there has been a general "flight to quality" by investors, with the result that the market for the subordinate and residual mortgage-related securities has been substantially reduced or eliminated. These factors have adversely affected the operations and financial condition of numerous companies in the financial service, REIT and mortgage-backed security sectors, including the Company.

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

RECENT DEVELOPMENTS

         As previously announced on April 16, 1999, the Company received a proposal from OCN regarding a possible business combination between OCN and the Company.

         Under OCN's proposal, a newly-formed subsidiary would merge into the Company in a taxable transaction, and each outstanding share of common stock of the Company (other than those owned by OCN or its subsidiaries) would be converted into 0.57 shares of common stock of OCN. OCN has indicated that its proposal requires OAC to pay its final 1998 dividend (which has been deferred by the Board of Directors of OAC and is expected to be approximately $15.5 million, or $0.82 per share) prior to the consummation of the proposed transaction between OCN and the Company. There can be no assurance, however, as to whether or when that dividend will actually be paid. OCN's proposal is subject to, among other things, the satisfactory negotiation of final terms of an acquisition agreement. There can be no assurance that the parties will agree to final terms or that any possible business combination will be consummated. Consummation of OCN's proposal would be subject to approval by the Company's shareholders.

         OAC has formed a Special Committee of its Board, consisting of two independent directors; a third independent director, Benjamin Navarro, resigned from the Board on April 26, 1999. The Special committee intends to consider the OCN proposal as well as OAC's other strategic alternatives, including, but not limited to, recapitalization, restructuring, and sale of the Company to another

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

party. Since OCN's proposal would be subject to approval by the OAC shareholders, OAC has postponed its 1999 Annual Meeting of the shareholders, originally scheduled for May 12, 1999 and has deferred independent consideration by its shareholders of terminating OAC's status as a REIT. See also Note 11 to the Consolidated Financial Statements above.

         Under the Company's Articles of Incorporation, a majority of the Board of Directors must be independent directors. In response to Mr. Navarro's resignation, Christine A. Reich, resigned from the Board on May 12, 1999, in order to ensure continued compliance with the Company's Articles of Incorporation. Ms. Reich will continue to serve as President of the Company.

         Two suits have been filed against OAC, OCN and their directors in state court in Florida seeking to enjoin the consummation of the proposed business combination between OCN and OAC. The Company believes these suits are without merit and intends to vigorously contest the plaintiff's claims.

         On May 10, 1999, the Company was informed that a repurchase agreement on certain residuals in the amount of $19.4 million would not be renewed on the maturity date of May 17, 1999. The Company funded the maturity of this debt with available cash on hand.

         On May 13, 1999, for an additional six months the Board of Directors approved extending the management agreement between the Company and OCC, which was due to expire on May 19, 1999. See also Note 1 to the Consolidated Financial Statements above.

         OAC has entered into a nonbinding letter of intent to sell substantially all of its commercial mortgage-backed securities portfolio. The closing of the proposed transaction is subject to the prospective buyer's completion of its due diligence to its satisfaction.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
1998

         GENERAL. Net loss for the quarter ended March 31, 1999 was $0.8 million, or $0.04 per diluted share, compared to a net loss of $10.5 million, or $0.55 per diluted share, for the period ended March 31, 1998. The loss for the three months ended March 31, 1999 was primarily due to a $8.3 million writedown of its subordinate and residual mortgage-backed securities, offset by a $0.8 million gain on the sale of commercial mortgage-backed securities. For the quarter ended March 31, 1998, net losses on securities were $17.1 million. The losses on the securities available for sale portfolio during the first quarter of 1999 were taken against residential subprime bonds, reflecting continuing market illiquidity for these instruments.

        INTEREST INCOME. Interest income increased $11.9 million to $19.4 million for the three months ended March 31, 1999 from $7.5 million for the comparable period ended 1998. This increase was primarily due to additional interest income of $3.1 million on loans and $8.9 million on the securities available for sale portfolio. The increase in interest income resulted from additional investments in interest earning assets. Securities available for sale increased from an average balance of $125.2 million to $321.3 million, residential loans increased from an average balance of $22.4 million to $172.2 million and commercial and multi-family loans increased from an average balance of $25.1 million to $68.2 million. Total interest earning assets yielded 12.78% at March 31, 1999, a 2.0% increase over the yield at March 31, 1998.

        INTEREST EXPENSE. Interest expense for the three months ended March 31, 1999 increased $9.2 million to $9.9 million for the three months ended March 31, 1998. This increase was primarily due to a $2.0 million increase in securities sold under agreements to repurchase expense, a $4.2 million increase in interest expense associated with the issue of the 11 1/2% Redeemable Notes due 2005 (the "Notes") and a $2.5 million increase due to interest expense related to the bonds-match funded loan agreements. Interest expense does not include the expense associated with the borrowings secured by investments in real estate, which is included in determining the operations of the Company's real estate. See " -Real Estate Income, Net" below.

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

         The  following  table sets forth  certain  information  relating to the
Company's consolidated statements of financial condition and consolidated statement of operations for the periods indicated, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.


                                                                   For the Three Months Ended March 31,
                                                       ---------------------------------------------------------------
(Dollars In Thousands)                                              1999                            1998
                                                       ------------------------------- -------------------------------
                                                        Average            Annualized  Average             Annualized
                                                        Balance   Interest Yield/Rates Balance    Interest Yield/Rates
                                                       --------   -------- ----------- --------   -------- -----------
Interest-earning assets:
   Repurchase agreements and interest-bearing
     deposits ......................................   $ 38,728   $    495    5.11%    $ 14,446   $    198    5.48%
   Securities held for trading .....................         --         --      --       62,586        482    3.08
   Securities available for sale ...................    321,281     13,638   16.98      125,241      4,649   14.85
   Commercial and multi-family loan portfolio, net..     68,590      1,649    9.62       25,109        806   12.84
   Match funded residential loans, net .............    164,795      3,327    8.08           --         --      --
   Residential loan portfolio, net .................      7,370        145    7.87       22,396        435    7.77
   Discount loans, net .............................      5,618        126    8.97       26,921        903   13.42
                                                       ---------------------------     ---------------------------
     Total interest-earning assets .................   $606,382   $ 19,380   12.78%    $276,699   $  7,473   10.80%
                                                       ---------------------------     ---------------------------

Interest-bearing liabilities:
   Securities sold under agreements to repurchase ..   $126,363   $  2,642    8.36%    $ 39,577   $    665    6.72%
   Obligations outstanding under lines of credit ...     34,618        607    7.01        1,820         29    6.37
   11.5% Redeemable Notes due 2005 .................    143,000      4,154   11.62           --         --      --
   Bonds match funded ..............................    154,380      2,523    6.54           --         --      --
                                                       ---------------------------     ---------------------------
     Total interest-bearing liabilities ............   $458,361   $  9,926    8.66%    $ 41,397   $    694    6.71%
                                                       ---------------------------     ---------------------------

Net interest income/spread (1)......................              $  9,454    4.12%               $  6,779    4.09%
                                                                  ========                        ========
Net interest margin (2).............................                          6.24%                           9.80%


(1)  Interest rate spread represents the difference  between the average rate on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.
(2)  Net interest income divided by average interest-earning assets.

         PROVISION FOR LOAN LOSSES. The provision for loan losses during the three months ended March 31, 1999 increased $0.2 million to $0.3 million from $0.1 million during the three months ended March 31, 1998, which reflected the Company's evaluation of current economic conditions, a credit review of loans, an analysis of specific loan situations and the size and composition of the commercial and multi-family loan portfolio.


         REAL ESTATE INCOME, NET. Real estate income, net decreased $0.6 million to $0.2 million for the three months ended March 31, 1999, compared to the same period in 1998. This decrease was primarily due to a $5.9 million increase in rental income, offset by a $3.0 million increase in rental operation expense, a $0.9 million increase in depreciation and amortization expense, and a $2.7 million increase in interest expense. These increases in real estate operating income and expenses, compared to same period in 1998, were largely the result of an increase in the Company's investment in real estate, net of $208.7 million at March 31, 1999, compared to $58.9 million at March 31, 1998, which was not leveraged. After the Company acquires distressed real property, the Company's goal generally is to improve the positioning so as to increase the cash flow from the property. Expenses related to buildings and improvements are amortized over 39 years, while expenditures for repairs and maintenance are charged to operations as incurred.

         OTHER EXPENSES. Other expenses increased $1.8 million to $2.9 million for the quarter ended March 31, 1999, compared to the same period in 1998. This increase was largely due to a $0.7 million increase in management fees, a $1.0 million increase in other expenses (which consisted generally of servicing, accounting, audit, legal, excise tax, and bond amortization expenses), and which were offset in part by a $0.07 million decrease in due diligence expense. The management fees payable by the Company to OCC totaled $1.5 million during the quarter ended March 31, 1999 compared to $0.8 million during the quarter ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

         LOSSES ON SECURITIES. The losses on the securities available for sale portfolio during the first quarter of 1999 were taken against residential subprime bonds, reflecting continuing market illiquidity for these instruments.

         MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY. Minority interest in net loss of consolidated subsidiary was $0.2 million during the quarter ended March 31, 1999 which was comparable to the amount recorded during the same period in 1998, and represented the portion of the Operating Partnership's loss attributed to the limited partnership interest owned by IMIHC, an affiliate of OCC. The Company has a 91.3% ownership interest in the Operating Partnership.

FINANCIAL CONDITION

         SECURITIES AVAILABLE FOR SALE. The Company's investment in securities available for sale at March 31, 1999 decreased by $35.0 million to $316.2 million from $351.2 million at December 31, 1998.

At March 31, 1999, the Company's securities available for sale portfolio was $316.2 million and consisted of:

    o Non-investment grade and unrated subordinate commercial mortgage-backed securities having an amortized cost of $103.7 million and a fair value of $104.7 million,
    o Unrated residential subprime residuals having an amortized cost of $187.1 million and a fair value of $197.2 million, and
    o Unrated subordinate residential mortgage-backed securities having an amortized cost of $14.6 million and a fair value of $14.3 million.

The Company's  unrated subprime  residual  portfolio of $197.2 million consisted of:
    o $97.8 million of seasoned residuals (securitized between 1994 and 1997) with overcollateralization reserves funded at approximately $140.2 million, and
    o $99.4 million of unseasoned residuals (securitized in 1998) with overcollateralization reserves funded at approximately $28.5 million.

         The following table sets forth the fair value and composition of the Company's securities available for sale at the dates indicated.

                                                                   March 31,       December 31,
                                                                     1999              1998
                                                                  ----------       ------------
Mortgage-related securities:
   Single family residential:                                        (Dollars In Thousands)
     Subordinates.........................................        $   14,292        $   15,390
     Subprime residuals...................................           197,172           218,724
                                                                  ----------        ----------
         Total single family residential..................           211,464           234,114

   Multi-family residential and commercial:

     AAA-rated interest-only..............................                --               441
     A-rated interest-only................................                --               222
     Non-rated interest-only..............................             3,127             3,135
     Non-rated principal-only.............................               300               276
     Subordinates.........................................           101,308           112,966
                                                                  ----------        ----------
       Total multi-family residential and commercial......           104,735           117,040
                                                                  ----------        ----------
       Total mortgage-related securities..................        $  316,199        $  351,154
                                                                  ==========        ==========

         The following tables detail the Company's securities available for sale portfolio at March 31, 1999, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors.
Included in the tables are the following terms:

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

The following tables details the Company's securities available for sale portfolio at March 31, 1999:


                                                                                             OVER
                                          CLASS                                          COLLATERIZATION
                                  ISSUE  DESIGNATION  RATING      COLLATERAL    BALANCE     LEVEL AT      PRODUCT TYPE AT
 SECURITIZATION        SECURITY   DATE    LETTER      AGENCIES     ISSUANCE     03/31/99    3/31/99          3/31/99
 --------------        --------   -----   ------      --------     --------     -------- ---------------  ---------------
 RESIDENTIAL MORTGAGE
 BACKED SECURITIES                                                (Dollars In Thousands)

 RESIDUALS:
 SASCO 1998-2(1)          X       Jan-98    NR       S&P, Fitch     $600,052   $ 441,212   1.19% OC   25% Fixed, 69% 2/28 ARM
 SASCO 1998-3(1)          X       Mar-98    NR       S&P, Fitch      769,671     579,284   2.33% OC   10% Fixed, 26% 2/28 ARM
 MLMI 1998-FF1(2)         X       Jun-98    NR       S&P, Fitch      198,155     156,211   1.91% OC   14% 1/29 ARM, 83% 2/28 ARM
 PANAM 1997-1(3)          X       Dec-97    NR      S&P, Moody's     113,544      83,254   5.70% OC   31% 6mo ARM, 62% 2/28 ARM
                     Prepay Pen.
 LHELT 1998-2(4)          X       Jun-98    NR     Moody's, Fitch    209,225     170,653   3.99% OC   41% Fixed, 38% 2/28 ARM
 EQUICON 1994-2(5)    B Fix, B-2  Oct-94    NR      S&P, Moody's,     78,846      24,354   6.08% OC   100% Fixed
                                                        Fitch
                     QS Fix, QS-2           NR
                     B Var., B-2            NR                        32,306       6,549  19.31% OC   100% 6mo ARM
 EQUICON 1995-1(5)    B Fix, B-2  May-95    NR      S&P, Moody's,     70,024      18,905  16.15% OC   100% Fixed
                                                        Fitch
                     B Var., B-2            NR                        70,519       7,420  18.16% OC   100% 6mo ARM
 EQUICON 1995-2(5)    B Fix, B-2  Oct-95    NR      S&P, Moody's      79,288      27,041  14.04% OC   100% Fixed
                     B Var., B-2            NR                        39,667       9,094  17.50% OC   100% 6mo ARM
 ACCESS 1996-1(6)     B Fix, B-2  Feb-96    NR      S&P, Moody's     120,015      43,484   6.87% OC   100% Fixed
                     B Var., B-2            NR                        55,362      12,541  15.05% OC   100% 6mo ARM
 ACCESS 1996-2(6)      B-I, B-1   May-96    NR      S&P, Moody's     142,259      54,745  12.77% OC   100% Fixed
                     BI-S, BI-S-1           NR
                      B-II, B-1             NR                        68,345      15,682  12.41% OC   100% ARM
                        BII-S,              NR
                       BII-S-1
 ACCESS 1996-3(6)      B-I, B-1   Aug-96    NR      S&P, Moody's     107,712      42,323  11.71% OC   100% Fixed
                     BI-S, BI-S-1           NR
                      B-II, B-1             NR                        99,885      23,327  20.40% OC   100% ARM
                        BII-S,              NR
                       BII-S-1
 ACCESS 1996-4(6)       B, B-1    Nov-96    NR      S&P, Moody's     239,778      81,653  15.39% OC   49% Fixed, 51% ARM
                      B-S, B-S-1            NR
 ACCESS 1997-1(6)       B, B-1    Feb-97    NR      S&P, Moody's     276,442     116,444  17.16% OC   57% Fixed, 43% ARM
                      B-S, B-S-1            NR
 ACCESS 1997-2(6)       B, B-1    May-97    NR      S&P, Moody's     185,197      85,902  10.40% OC   51% Fixed, 49% ARM
                      B-S, B-S-1            NR
 ACCESS 1997-3(6)       B, B-1    Oct-97    NR      S&P, Moody's     199,884     103,520   6.51% OC   46% Fixed, 54% ARM
                      B-S, B-S-1            NR

 OCWEN 98 - OAC-1        N/A      Nov-98    NR      S&P, Moody's     182,178     153,043   6.33% OC   23% Fixed, 77% ARM

 CMR1(8)               Deferred   Apr-96    NR        S&P, Duff       47,802(9)   24,655   8.29%RF    100% Amortizing
                         Comp

 CMR2(8)               Deferred   Nov-96    NR    S&P, Duff, Fitch   106,692(9)   54,426   8.59% RF   90.4% Amort 9.6% IO mortgages
                         Comp

 CMR3(8)               Deferred   Nov-96    NR    S&P, Duff, Fitch   195,610(9)  102,153  11.92% RF   74.1% Amort 25.9% IO mortgages
                         Comp

 CMR4(8)               Deferred   Feb-97    NR    S&P, Duff, Fitch   108,630(9)   66,615   5.76% RF   90.0% Amort 10.0% IO mortgages
                         Comp
 CMR6(8)               Deferred   May-97    NR    S&P, Duff, Fitch    91,442(9)   56,537   5.96% RF   95.7% Amort 4.3% IO mortgages
                         Comp

                                                                25

                                                                                             OVER
                                          CLASS                                          COLLATERIZATION
                                  ISSUE  DESIGNATION   RATING      COLLATERAL   BALANCE      LEVEL AT     PRODUCT TYPE AT
 SECURITIZATION        SECURITY   DATE    LETTER       AGENCIES     ISSUANCE    03/31/99     3/31/99         3/31/99
 --------------        --------   -----   ------       --------    ----------   -------- ---------------  ---------------

 SUBORDINATES:                                                    (Dollars In Thousands)
 SBMS 1997-HUD1(11)       B5      Apr-97  B2, n.a.    Moody's, DCR     9,785       9,426     4.09%         97% Fixed
                          B6      Apr-97     NR                       16,998       9,713     None
 ORMBS 1998-R1(12)        B4      Mar-98     NR       Moody's, DCR    32,718      30,363     None          98% Fixed
 GECMS 1994-12(13)        B4      Mar-94     NR      Moody's, Fitch,   2,069       1,535     None         100% Fixed
                                                           S&P

                                     WEIGHTED      WEIGHTED                     ACTUAL        ACTUAL
                                      AVERAGE       AVERAGE       ACTUAL     LIFE TO DATE  LIFE TO DATE        YIELD TO
                                   INTEREST RATE    LTV AT:     DELINQUENCY     CPR AT:     LOSSES AT:       MATURITY AT:
SECURITIZATION         SECURITY     AT: 3/31/99     3/31/99     AT: 3/31/99     3/31/99       3/31/99      PURCHASE  3/31/99
--------------         --------     -----------     -------     -----------     -------       -------      --------  -------

RESIDENTIAL MORTGAGE
BACKED SECURITIES                                                 (Dollars In Thousands)

RESIDUALS:
SASCO 1998-2               X           10.14%        75.00%          8.42%        22.68%      $  315         16.00%   10.26%
SASCO 1998-3(1)            X            9.78         76.87           8.20         24.27          194         17.04     7.88
MLMI 1998-FF1(2)           X            9.40         78.07           7.75         24.44           46         18.57    12.83
PANAM 1997-1(3)            X           10.14         79.69          19.73         22.29          296         22.45    36.55
                      Prepay Pen.                                                                            25.69     9.27
LHELT 1998-2(4)            X           10.07         76.79           9.66         21.32            0         18.55    23.22
EQUICON 1994-2(5)     B Fix, B-2        9.95         72.92          24.87         34.35          932         18.00    63.88
                     QS Fix, QS-2
                      B Var., B-2      10.83         76.77                                                   18.00    21.82
EQUICON 1995-1(5)     B Fix, B-2       12.05         72.00          38.65         32.71        1,667         18.00    17.73
                      B Var., B-2      11.45         75.30                                                   18.00    60.24
EQUICON 1995-2(5)     B Fix, B-2       10.84         75.23          36.44         34.46        1,363         18.00    36.78
                      B Var., B-2      11.41         74.54                                                   18.00    83.55
ACCESS 1996-1(6)      B Fix, B-2       10.88         75.17          33.80         34.68        1,754         18.00    38.61
                      B Var., B-2      11.39         77.06                                                   18.00    22.51
ACCESS 1996-2(6)       B-I, B-1        11.05         74.99          34.58         36.84        2,672         18.00    21.92
                     BI-S, BI-S-1
                       B-11, B-1       11.39         76.89                                                   18.00    14.07
                        BII-S,
                        BII-S-1
ACCESS 1996-3(6)       B-I, B-1        11.45         76.14          39.22         40.84        1,805         18.00    26.38
                     BI-S, BI-S-1
                       B-II, B-1       11.60         77.38                                                   18.00    25.30
                        BII-S,
                        BII-S-1
ACCESS 1996-4(6)        B, B-1         11.85         76.52          40.51         40.82        1,776         18.00    16.13
                      B-S, B-S-1
ACCESS 1997-1(6)        B, B-1         11.49         77.85          42.18         40.14        2,860         18.00    15.71
                      B-S, B-S-1
ACCESS 1997-2(6)        B, B-1         11.35         76.22          37.70         40.17        1,259         18.00    16.01
                      B-S, B-S-1
ACCESS 1997-3(6)        B, B-1         11.16         76.90          31.82         40.06          655         18.00    17.94
                      B-S, B-S-1
OCWEN 98-OAC-1(7)         N/A           8.69         77.51           4.18         33.54            0           N/A      N/A
CMR1(8)              Deferred Comp     13.44           N/A          36.50         20.76          595         18.00    65.84
CMR2(8)              Deferred Comp     12.50           N/A          31.85         21.50          811         18.00    32.76
CMR3(8)              Deferred Comp     13.63           N/A          18.76         17.56        2,136         18.00    22.22
CMR4(8)              Deferred Comp     13.78           N/A          38.57         18.50          986         18.00    32.95
CMR6(8)              Deferred Comp     13.61           N/A          36.89         20.60          449         18.00    40.01

SUBORDINATES:
SBMS 1997-HUD1(11)        B5            9.80        107.64          18.73         14.50        5,798         16.87    19.37
                          B6                                                                                 22.86    26.60
ORMBS 1998-R1(12)         B4            8.97         90.78          20.63          5.82        5,613         13.75     9.91
GECMS 1994-12(13)         B4            6.82         48.30           0.49          7.60            0         19.37    20.49


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

(10) Dollar equivalent of amounts in British pounds at the rate of exchange at 3/31/99.

(11)     Salomon Brothers Mortgage Securities.

(12)     Ocwen Mortgage Loan Trust.

(13)     GE Capital Mortgage Services, Inc.

(14)     Not available.


                                                  CLASS                           SUBORDINATION
                                               DESIGNATION                          LEVEL AT
SECURITIZATION        SECURITY   ISSUE DATE      LETTER     RATING AGENCIES   ISSUANCE       3/31/99
--------------        --------   ----------      ------     ---------------   --------       -------

COMMERCIAL MORTGAGE
BACKED SECURITIES
NASC 1996 MD-V (1)       B-2       Apr-96           B       S&P, Duff, Fitch     0.00%         0.00%
CSFB 1995-AEW1 (2)        E        Oct-95           BB         S&P, Fitch       13.75         29.43
                         F-1                        B                            4.80         10.46
                         G-1                        NR                           0.00          0.00
                         G-2                        NR                           0.00          0.00
MRAC 1996-C2 (3)          K        Dec-96           B-       Fitch, Moody's      2.50          2.70
                         L-1                      NR-PO                          0.00          0.00
                         L-2                      NR-IO                          0.00          0.00
BTC 1997-S1 (4)          E, F      Dec-97          BB/B        S&P, Fitch       19.00         32.34
                        Equity                      NR                           0.00          0.00
MLMCI 1993-M1 (5)         B        Sep-93           NR        Moody's, S&P       2.00          6.21

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

                                                         Actual   Actual
                            Weighted Weighted            Life to  Life to
                            Average   Average    Actual    Date     Date         Class Size %         Yield to       Collateral
                            DSCR at   LTV at  Delinquency CPR at  CPR at        Of Total as of       Maturity at     Balance at
Securitization     Security Issuance Issuance   3/31/99  3/31/99  3/31/99     Issuance   3/31/99 Purchase 3/31/99 Issuance   3/31/99
--------------     -------- -------- --------   -------  -------  ---------   --------   ------- -------- ------- --------   -------
                                                       (Dollars in thousands)
COMMERCIAL MORTGAGE
BACKED SECURITIES
NASC 1996 MD-V (1)   B-2        1.69     62.0%     0.0%      0.0%  $      0      4.36%     4.48%   9.90%    9.98%  $752,598  752,598
CSFB 1995-AEW1 (2)    E         1.26     71.8%     2.1%       n/a  $    708     11.00     23.98    7.93     7.87   $131,988  130,465
                     F-1                                                         1.80      3.92    9.75     9.86
                     G-1                                                         4.80     10.46   12.84    13.70
                     G-2                                                         5.72     11.93   14.87    14.89
MRAC 1996-C2 (3)      K         1.36     69.1%     2.3%       n/a  $      0      1.50      1.62   12.10    14.96   $473,294  472,713
                     L-1                                                         2.50      2.70   12.31    12.48
                     L-2                                                         2.50      2.70   12.82    15.97
BTC 1997-S1 (4)      E, F       1.27    106.0%    17.8%       n/a  $  6,158     14.50     24.68    8.36     8.50   $178,597   73,991
                    Equity                                                      19.00     32.34   21.19    26.81
MLMCI 1993-M1 (5)     B         1.51     56.0%    55.3%       N/a  $      0      9.00     27.00   13.65     9.74   $  9,090    6,034

  ISSUERS:
  (1)  Nomura Asset Securities Corporation
  (2)  CS First Boston Mortgage Securities Corp.
  (3)  Midland Realty Acceptance Corp.
  (4)  BTC Mortgage Investors Trust 1997-S1
  (5)  Merrill Lynch Mortgage Capital, Inc.

         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underly the Company's securities available for sale portfolio at March 31, 1999.

  Description                        California        Florida          Texas          New York        Maryland        Other (1)
  -----------                      -------------    ------------    -------------    ------------    ------------    ------------
                                                                        (Dollars In Thousands)
  Single family residential......     $  486,021       $ 213,971       $  140,001       $  79,637       $ 103,919    $  2,172,331

  Multi-family and commercial....        181,556         117,536          152,981          95,692          84,468         888,284
                                   -------------    ------------    -------------    ------------    ------------    ------------

  Total..........................     $  667,577       $ 331,507       $  292,982       $ 175,329       $ 188,387      $3,060,615
                                   =============    ============    =============    ============    ============    ============

  Percentage (2).................           14.2%            7.0%             6.2%            3.7%            4.0%           64.9%
                                   =============    ============    =============    ============    ============    ============

(1) No other individual state makes up more than 5% of the total. Includes $52.3 million of loans secured by single family residences located in United Kingdom which back the securities issued by City Mortgage Receivable 1-6, which were acquired by the Company from the United Kingdom operations of Cityscape Financial Corp.
(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

         The following table summarizes information relating to the Company's mortgage-related securities available for sale at March 31, 1999.

                                                                                                ANTICIPATED            ANTICIPATED
                                                                                  ORIGINAL      UNLEVERAGED             WEIGHTED
                                                                                 ANTICIPATED     YIELD TO                AVERAGE
             RATING/                  AMORTIZED                     PERCENT       YIELD TO      MATURITY AT             REMAINING
           DESCRIPTION                  COST        FAIR VALUE       OWNED        MATURITY       3/31/99 (2)  COUPON      LIFE (3)
           -----------                ---------     ----------       -----        --------      ------------  ------      --------
SINGLE FAMILY RESIDENTIAL                                                 (Dollars In Thousands)
Unrated residuals................      $187,090       $197,172         100%          17.90%         13.63%     0.00%        6.77
B-rated subordinates.............         4,772          4,430         100           16.87          19.37      7.75         6.66
Unrated subordinates.............         9,867          9,862          44           15.16          12.30      7.03         6.56
                                       --------       --------
     Total single family.........       201,729        211,464
                                       --------       --------
MULTI-FAMILY/COMMERCIAL
BB-rated subordinates............        55,284         58,108          86            8.67           8.33      7.78         3.84
B-rated subordinates.............        26,441         24,238          76           10.42          10.36      8.68        10.24
Unrated subordinates.............        18,517         18,962         100           14.04          17.15      8.02         5.49
Unrated IOs (1)..................         3,157          3,127         100           12.82          15.83      7.23        12.22
Unrated POs (1)..................           276            300         100           12.31          13.40      0.00        12.18
                                       --------       --------
   Total multi-family/commercial        103,675        104,735
                                       --------       --------
   Total mortgage related
     securities..................      $305,404       $316,199
                                       ========       ========

         (1) These securities relate to the same mortgage-related security, thus giving the Company both the principal and interest components to the particular class.
         (2) Changes in the March 31, 1999 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and to a lesser extent loss assumptions.
         (3) Equals the weighted average duration based off of March 31, 1999 book value.

         The  following  table sets forth the  property  types of the  Company's commercial mortgage-backed securities at March 31, 1999, based upon the principal amount.
                                                          Percentage
                             Property type                 Invested
                    ---------------------------------     ----------

                       Multi-family..................         27.0%
                       Retail........................         26.0
                       Hotel.........................         13.5
                       Office........................          7.4
                       Industrial....................          3.7
                       Mixed use.....................          2.1
                       Other.........................         20.3
                                                          --------
                       Total.........................        100.0%
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

Company believes are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During the first quarter of 1999, the Company utilized proprietary prepayment curves generated by the Company (reaching an approximate range of annualized rates of 30%-40%). In its estimates of annual loss rates, the Company utilizes assumptions that it believes are reasonable. The Company estimates annual losses of between 0.22% and 2.06% of the underlying loans.

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

         Subordinate and residual interests are affected by the rate and timing of payments of principal (including prepayments, repurchase, defaults and liquidations) on the mortgage loans underlying a series of mortgage-related securities. The rate of principal payments may vary significantly over time depending on a variety of factors, such as the level of prevailing mortgage loan interest rates and economic, demographic, tax, legal and other factors. Prepayments on the mortgage loans underlying a series of mortgage-related securities are generally allocated to the more senior classes of mortgage-related securities. Although in the absence of defaults or interest shortfalls all subordinates receive interest, amounts otherwise allocable to residuals generally are used to make payments on more senior classes or to fund a reserve account for the protection of senior classes until overcollateralization or the balance in the reserve account reaches a specified level. In periods of declining interest rates, rates of prepayments on mortgage loans generally increase, and if the rate of prepayments is faster than anticipated, then the yield on subordinates will be positively affected and the yield on residuals will be negatively affected. Continued market illiquidity on subprime residential mortgage-backed securities was a significant factor in the $8.3 million in the first quarter of 1999. Accelerated prepayment speeds largely contributed to the $17.1 million losses on securities recorded by the Company during the first quarter of 1998.

         The Company marks its securities portfolio to fair value at the end of each month based upon broker/dealer marks, subject to an internal review process. For those securities which do not have an available market quotation, the Company requests market values and underlying assumptions from the various broker/dealers that underwrote, are currently financing the securities or have had prior experience with the type of securities. Because the Company's subordinate and residual securities are not readily marketable, trades can be infrequent (and under some market conditions, non-existent) and most broker/dealers do not have the securities modeled. In these circumstances the market value is typically available from only a small group of broker/dealers, and in most cases from only one broker/dealer. When valuations are obtained from two or more broker/dealers, the average dealer mark is utilized. As of each reporting period, the Company evaluates whether and to what extent any unrealized loss is to be recognized as other than temporary. (See Note 2 to the Consolidated Financial Statements above.) As a result there can be no assurance that the Company will not take additional write-downs to the securities available for sale portfolio in subsequent periods.

         COMMERCIAL AND MULTI-FAMILY LOAN PORTFOLIO. The Company's investment in commercial and multi-family loans amounted to $70.3 million at March 31, 1999, a $5.1 million increase over the $65.3 million investment at December 31, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

The following table sets forth the composition of the Company's commercial and multi-family loan portfolio by type of loan at the dates indicated.

                                                            March 31,            December 31,
                                                               1999                  1998
                                                         --------------        --------------
  Multi-family residential loans..................      $    21,741,464       $    20,544,269
  Commercial real estate and land loans:
       Hotels.....................................           22,145,020            21,304,912
       Office buildings...........................           27,049,347            24,123,894
                                                         --------------        --------------
        Total.....................................           70,935,831            65,973,075
  Deferred fees...................................             (213,857)              (48,434)
  Allowance for loan losses.......................             (382,052)             (641,676)
                                                         --------------        --------------
       Commercial and multi-family loans, net.....       $   70,339,922        $   65,282,965
                                                         ==============        ==============

         The Company maintains an allowance for loan losses at a level which management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. At March 31, 1999, the Company had an allowance for loan losses in the amount of $0.4 million on the commercial and multi-family loan portfolio.

         The following table sets forth certain information regarding the loans in the Company's commercial and multi-family loan portfolio at March 31, 1999.

                                                                                      LOAN PER   STABILIZED
                                                 LOAN AMOUNT               RATIO OF     UNIT/       DEBT
                                         LOAN    OUTSTANDING    TYPE OF     LOAN TO    SQUARE     COVERAGE    COUPON
      LOAN             LOCATION         AMOUNT   AT 03/31/99     LOAN        COST       FOOT      RATIO(1)     RATE    SIZE
------------------ -----------------  --------- ------------ ------------  --------  ----------  ----------   ------   -----
MULTI-FAMILY                                             (Dollars In Thousands)
 RESIDENTIAL:

Fourth & Harrison  San Francisco, CA   $ 11,550  $  5,289    Construction        85%        72        1.22     9.630% 160 units

241 Church Street  New York, NY          30,280    13,684    Conversion          88        582         N/A     9.000  52 units

459 Washington     New York, NY           3,455     2,769    Conversion          61        314         N/A    10.500  11 units
 Street

COMMERCIAL:
Doubletree Hotel   Lowell, MA             7,652     7,447    Renovation          85         31         1.9    10.000  249 rooms

Hawthorn Suites    Schaumburg, IL         7,629        --    Construction        65         56        1.59     8.750  136 suites
 Hotel

Thompson Street    New York, NY          17,715     2,424    Construction        80        209        1.66    10.000  100 rooms
 Hotel

Wyndham Garden     Wilmington, DE        13,300    12,274    Renovation          67         61         2.2     8.650  291 rooms
 Hotel

Landmark III-GTE   Burlington, MA        33,058    27,049    Renovation          85        114        1.18     9.250  291,007 sq.ft.
                                       --------  --------
                                       $124,639  $ 70,936
                                       ========  ========

(1) Represents the net income of the stabilized property divided by debt service required by the loan.

         RESIDENTIAL LOAN PORTFOLIO. The Company's investment in residential loans decreased to $6.6 million at March 31, 1999 from an investment of $8.1 million at December 31, 1998. At March 31, 1999, $4.0 million of the residential loan portfolio was past due 90 days or more, compared to $4.2 million at December 31, 1998. During the first quarter of 1999, the Company recorded a provision for loan losses of $0.1 million.

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

         At March 31, 1999, the Company's net discount loan portfolio amounted to $5.6 million or 0.7% of the Company's total assets. All of the Company's discount loan portfolio is secured by first mortgage liens on real estate.

         At March 31, 1999, the Company's discount loans consisted of a 13.83% participation interest in a loan pool, which had an outstanding principal balance of $6.9 million. The collateral for the loans consists of two office buildings located in midtown Manhattan, New York. The loans are serviced by the Bank, which holds the remaining interest in these loans.

         The following table sets forth the activity in the Company's gross discount loan portfolio during the periods indicated:

                                                         For the Three
                                                         Months Ended        For the Year Ended
                                                           March 31,            December 31,
                                                              1999                  1998
                                                        ---------------       ---------------
                                                                (Dollars In Thousands)

Balance at beginning of period.....................   $       6,858,836      $      42,528,782
Acquisitions.......................................                  --                    --
Resolutions and repayments(1)......................                  --            (2,349,969)
Loans transferred to investment in real estate.....                  --           (33,436,930)
Foreign exchange gain (loss).......................                  --               116,953
                                                        ---------------       ---------------
Balance at end of period...........................    $      6,858,836      $      6,858,836
                                                       ================      ================

(1) Resolutions and repayments consists of loans which were resolved in a manner which resulted in partial or full repayment of the loan to the Company, as well as principal payments on loans which have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans which have not been resolved.

         The acquisition cost for a pool of discount loans is allocated to each individual loan within the pool based upon the Company's pricing methodology. The discount which is associated with commercial real estate loans which are current, and which the Company believes will remain current, is accreted into interest income as a yield adjustment using the interest method over the contractual maturity of the loan. For all other loans interest is earned as cash is received. Gains on the repayment and discharge of loans are reported as interest income on discount loans. Upon receipt of title to property securing a discount loan, the loans are transferred to investment in real estate.

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

         At March 31, 1999, the Company's investments in real estate consisted of eight properties which had an aggregate carrying value of $208.7 million. A total of four of the properties currently owned by the Company with an aggregate carrying value of approximately $144.4 million are located in San Francisco, California. Three of these properties are located in the financial district of San Francisco, and one property is located in the adjacent civic center district of San Francisco. The Company believes that the office market in San Francisco, particularly the financial district, satisfies its general real estate investment philosophy because in management's view it is characterized by limited new supply and significant barriers to entry. Low vacancy rates, coupled with lack of new construction, are leading to increased rental rates. Government regulation of development in conjunction with local construction costs and a lack of developable land provide significant barriers to entry to this area. The Company believes that its investments in real estate in San Francisco are well located and benefit from their proximity to the majority of the city's office, retail and hotel accommodations.

         The Company's earthquake insurance relating to its four properties in San Francisco is in the aggregate amount of $50 million, which is the probable maximum loss estimated to be sustained in the event the most powerful earthquake recorded in California were to occur at the properties, as determined by an independent structural engineer. In the event of such probable maximum loss of $50 million, such damage would be insured, less a deductible of approximately $12.8 million. In the event of a more catastrophic earthquake or damages in excess of $50 million, the Company would not be insured for such losses.

         The Company's net investment in real estate increased to $208.7 million at March 31, 1999 from $208.1 million at December 31, 1998 and is comprised of the following properties:

      Date                                                                                                         Book Value at
      Acquired         Property                  Location                    Square Feet       Property Type      March 31, 1999
      -----------      -----------------------   -----------------------     -----------       -------------     ---------------
                                                         (Dollars In Thousands)
      04/08/98         225 Bush Street........   San Francisco, CA               570,637        Office Bldg.       $     104,786
      09/23/97         450 Sansome Street.....   San Francisco, CA               130,437        Office Bldg.              19,308
      01/23/98         690 Market Street......   San Francisco, CA               124,692        Office Bldg.              14,231
      09/03/97         10 U.N. Plaza..........   San Francisco, CA                71,636        Office Bldg.               9,580
      07/22/98         841 Prudential Drive...   Jacksonville, FL                488,080        Office Bldg.              32,836
      11/10/97         Cortez Plaza...........   Bradenton, FL                   289,686        Shopping Ctr.             19,338
      04/09/98         7075 Bayers Road.......   Halifax, Nova Scotia            402,529        Shopping Ctr.             11,824
      10/01/98         Holiday Village........   Havre, MT                       223,355        Shopping Ctr.              1,791

                                                                                        Accumulated depreciation
                                                                                                and amortization          (4,960)
                                                                                                                   -------------
                                                                                                                   $     208,734
                                                                                                                   =============

         Set forth below is a brief description of each of the Company's investments in real estate at March 31, 1999.

         225 BUSH STREET. In April 1998, the Company acquired an existing 570,637 square foot, 22-story, Class A office building located at 225 Bush Street in the financial district of San Francisco, California for $100.2 million. Bush Street was originally constructed in 1923, expanded in 1994 and brought up to 1992 building code seismic standards during 1992-94. Originally built as the world headquarters of Chevron of USA, Inc. ("Chevron"), it was sold in 1994 as Chevron sought to relocate its executive offices. The Company is projecting to make an additional investment of approximately $17.0 million to make tenant improvements and pay leasing commissions and to upgrade mechanical, HVAC, and electrical systems, fire, and life/safety systems under the Americans with Disabilities Act of 1990 (the "ADA"), as well as upgrades and improvements to the ground floor retail and annex entrance lobby. Approximately $7.5 million is budgeted for 1999. As of March 31, 1999, the Bush Street Property was 96% leased.

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

five years, leases on 86% of the space in the property expire. The Company plans to invest approximately $7.3 million in this property in various renovations including the entrance lobby, elevator cabs, bathrooms, hallways, certain building systems and compliance with the ADA as well as tenant improvements and pay leasing commissions. Approximately $4.0 million is budgeted for 1999. The building was 75% leased as of March 31, 1999. Two new leases totaling approximately 12,800 square feet were executed in December 1998 and have resulted in an increased occupancy level of 86% as of April 1999.

         690 MARKET STREET. In January 1998, the Company acquired a 124,692 square foot, 16-story, Class C office building located at 690 Market Street in the financial district of San Francisco, California. The property was purchased for $13.7 million. The property was originally constructed in 1888 and has undergone numerous renovations. At the date of acquisition, approximately 41% of the building was available for releasing by the end of 1998, of which existing rents averaged $14.06 per square foot. The Company has recently executed ten new leases totaling approximately 15,000 square feet, which increased building occupancy to 83% as of March 31, 1999. The Company is investing approximately $6.0 million in structural upgrades, a sprinkler system and ADA upgrades, deferred maintenance, tenant improvements and leasing commissions. Approximately $5.0 million is budgeted for 1999

         10 UNITED NATIONS PLAZA. In September 1997, the Company acquired a 71,636 square foot, six-story, Class B office building located at 10 United Nations Plaza in the civic center district of San Francisco. The Company purchased this property, which was built in 1982, for $9.1 million. At the date of acquisition, the property was substantially leased and the average rent per square foot was $13.76. The building was 9% leased as of March 31, 1999, but two new leases totaling 31,227 square feet were executed during the first quarter of 1999 which will increase occupancy to approximately 53%. The remaining space is currently being marketed for lease to tenants with full floor space requirements. The Company is investing approximately $3.6 million in this property to fund cosmetic improvements to enhance the lobby and hallways, install ADA upgrades, fund deferred maintenance and tenant improvements and pay leasing commissions. Approximately $3.4 million is budgeted for 1999.

         PRUDENTIAL BUILDING. In July 1998, the Company purchased the Prudential Building, a 488,080 square foot, 22 story office building located in the central business district of Jacksonville, Florida for an aggregate purchase price of $36.0 million, plus closing costs. The purchase price was funded with cash on hand and advances from a line of credit. Simultaneously with this closing, the Company also leased 98% of the building back to the Prudential Insurance Co. of America, and sold two adjacent parking areas to a neighboring hospital for approximately $4.1 million. The Prudential lease has a term of four years with options to vacate the premises during the term of the lease, as well as three subsequent five-year extension options. The Company also entered into an agreement with the hospital pursuant to which the hospital is to lease up to 150,000 square feet in the Prudential Building for a nine-year period should Prudential exercise its termination option.

         CORTEZ PLAZA. In November 1997, the Company purchased Cortez Plaza, a 289,686 square foot shopping center located in Bradenton, Florida, a suburb of Tampa. The Company purchased this property, which was built in 1956 and renovated in 1988, for $18.4 million. In a separate transaction, the fee simple title to a large portion of the shopping center that had been subject to a ground lease was purchased simultaneously for $0.7 million, which resulted in a total investment in this property of $19.3 million. By simultaneously acquiring fee simple title to a ground lease that encumbered a large part of the shopping center's parking lot, the Company believes that it immediately improved the value and marketability of the project. As of March 31, 1999, the shopping center was 94% leased with national and regional tenants, including Publix, PetSmart, Circuit City, Montgomery Ward (which currently is in bankruptcy but paying rent) and BankAmerica, comprising 70.5% of the leaseable area. Below market leases covering approximately 15% of the center expire during 1999 and 2000.

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

         HOLIDAY VILLAGE SHOPPING CENTRE. In October 1998, the Company acquired the Holiday Village Shopping Centre, which is located at 1753 Highway 2 West in Havre, Montana. The property was acquired by foreclosure on the loan secured by the property, which was acquired by the Company at a discount in November 1997. The property contains 223,355 square feet of retail space. The original building was built in 1978. Ownership of the property is subject to two ground leases, the disposition of which is currently being negotiated. The major tenant at the property currently is Herberger's. The property was approximately 47% leased at March 31, 1999. The Company currently is developing a leasing plan to stabilize the property that will include leasing one of the vacant anchor spaces to a national or regional anchor tenant and lease the balance of the in-line space to local and regional tenants.

         The following table sets forth the cost of improvements for each investment in real estate through March 31, 1999.

                                                                                                                Rents due
                                       Budgeted   Actual Cost                                                     and
                          Initial       Cost of        of                              Book                     accrued at   Total
                          Cost to    Improvements Improvements Impairment              Value at    Accumulated    end of     Rental
       Property           Company      for 1999     to Date    Writedown     Sales     03/31/99    Depreciation   period     Income
----------------------- ------------ ------------ ------------ ----------- ----------- --------    ------------ ---------- ---------
                                                        (Dollars In Thousands)
225 Bush Street.....    $  101,632   $    7,536   $    3,154    $         $           $  104,786  $    2,265  $     775    $   2,838
450 Sansome Street..        17,205        3,988        2,103                              19,308         580        104          573
690 Market Street...        13,707        5,014          524                              14,231         351         70          626
10 U.N. Plaza.......         9,080        3,414          500                               9,580         298          3           35
841 Prudential Dr...        32,827          484            9                              32,836         494      1,072        2,104
Cortez Plaza........        19,244        1,354           94                              19,338         612        285          776
7075 Bayers Road....        15,219       10,782          507      (3,902)                 11,824         341        228          921
Holiday Village.....         1,791          350           --                               1,791          19         24          109
Park Center I.......         1,534           --           --                 (1,534)          --          --         --           --
                        ----------   ----------   ----------   ---------  ---------   ----------  ----------  ---------    ---------

   Total............    $  212,239   $   32,922   $    6,891   $  (3,902) $  (1,534)  $  213,694  $    4,960  $   2,561    $   7,982
                        ==========   ==========   ==========   =========  =========   ==========  ==========  =========    =========

         The following table sets forth a summary schedule of the total lease expirations for the Company's investments in real estate for leases in place as of March 31, 1999, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                                             Percentage of                      Average Base     Percentage of
                                                               Aggregate        Annualized        Rent per         Aggregate
                           Number of       Square Footage      Portfolio       Base Rent of    Square Foot of      Portfolio
       Year of Lease         Leases         Of Expiring      Leased Square       Expiring         Expiring      Annualized Base
       Expiration           Expiring           Leases            Feet             Leases          Leases(3)           Rent
       -------------       ---------       --------------    -------------     ------------    --------------   ---------------
           1999(1)              78              227,438           13.10%       $ 2,811,873(2)        12.36            17.23%
           2000                 40              138,783            7.99          1,527,321           11.01             9.36
           2001                 46              118,078            6.80          1,216,421           10.30             7.46
           2002                 49              584,671           33.68          5,187,308            8.87            31.78
           2003                 16               28,178            1.62            434,987           15.44             2.67
           2004                 11               83,492            4.81            969,737           11.61             5.94
           2005                  4               29,120            1.68            102,069            3.51             0.63
           2006                  7              108,902            6.27            412,105            3.78             2.53
           2007                  9              116,019            6.68          1,162,714           10.02             7.13
           2008                  7              142,122            8.18          1,797,177           12.65            11.02
       2009 & beyond             6              159,573            9.19            693,430            4.35             4.25
                             -----           ----------        --------        -----------                          -------
                               273            1,736,376          100.00%       $16,315,142                           100.00%
                             =====           ==========        ========        ===========                          =======

(1) Lease year runs from April 1 to December 31 for all properties for 1999 only.

(2) Annualized base rent is calculated based on the amount of rent scheduled from April 1 to December 31 for all properties for 1999 only.

(3) Average base rent per square foot is calculated using the annualized base rent divided by the square footage.

         The Company regularly engages in negotiations with existing tenants to extend leases due to expire as well as to enter into new leases with other interested parties. Square footage involved in such negotiations may vary from a small sub-tenancy to substantially all the available space at any given property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

         Noncancelable operating leases with tenants expire on various dates through 2028. The future minimum rental income (base rent) to be received under leases existing as of March 31, 1999, are as follows:

                    (Dollars In Thousands)
         1999....................................   $  19,393
         2000....................................      22,791
         2001....................................      20,521
         2002....................................      15,438
         2003....................................      10,208
         Thereafter..............................      47,476
                                                    ---------
              Total                                 $ 135,827
                                                    =========

         INDEBTEDNESS-GENERAL. The Company's investments in real estate, subordinate and residual interests in mortgage-related securities and other assets, such as single family residential loans, generally depend upon short-term borrowings such as repurchase agreements and warehouse facilities/lines of credit with financial institutions or institutional lenders to finance the Company's acquisition of such assets on a short-term basis in the case of repurchase agreements and on a one to three-year basis in the case of warehouse facilities/lines of credit. There can be no assurance that such financing will continue to be available on terms reasonably satisfactory to the Company. The inability of the Company to arrange additional borrowings such as repurchase agreements and warehouse facilities/lines of credit or to repay, extend or replace existing borrowings when they expire would have a material adverse effect on the Company's business, financial condition and results of operations and on the Company's outstanding securities. See Note 9 to the Consolidated Financial Statements above, which is hereby incorporated by reference.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase decreased $24.6 million to $114.0 million at March 31, 1999, from $138.6 million at December 31, 1998. This decrease was due to certain repurchase agreements with the Company's lenders which require all cash flows from the bonds be used to pay down outstanding debt and the repricing of the repurchase agreements as the collateral amortizes. These obligations are secured by certain of the Company's investments in subordinated interests in commercial mortgage-backed securities, residual interests in subprime residential loan securitizations, and U.K. mortgage loan residual securities.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit increased $6.5 million to $41.0 million at March 31, 1999, from $34.5 million at December 31, 1998. The borrowing is pursuant to a three year agreement, which is collateralized by commercial loans.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT - REAL ESTATE. Obligations outstanding under lines of credit secured by real estate increased $1.2 million to $143.8 million at March 31, 1999 from $142.6 million at December 31, 1998. These borrowings have a three-year term and an interest rate that floats in accordance with LIBOR.

         MINORITY INTEREST. At March 31, 1999, minority interest totaled $23.8 million and represented OCN's ownership through IMIHC of 1,808,733 units in the Operating Partnership.

         SHAREHOLDERS' EQUITY. Shareholders' equity decreased by $0.9 million from December 31, 1998 to March 31, 1999. The decrease was due to a net loss of $0.8 million, a $0.2 million decrease in unrealized gain on securities available for sale and partially offset by cumulative currency translation adjustment of $0.1 million.

CAPITAL RESOURCES AND LIQUIDITY

         Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, and for other general business purposes. Additionally, to maintain its status as a REIT under the Code, the Company must distribute annually at least 95% of its taxable income. The primary sources of funds for liquidity during the first quarter of 1999 consisted of cash provided by operating activities principal payments received from loans, sales of securities available for sale, increases in obligations oustanding under lines of credit, and principal and interest payments received on the Company's securities portfolio.

         The Company's operating activities provided cash flows of $12.4 million during the first quarter of 1999. At the same time, the Company's investing activities provided cash flows of $32.3 million during the first quarter of 1999. During the first quarter of 1999, cash provided by investing activities

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIANANCIAL CONDITION AND RESULTS OF OPREATIONS
================================================================================

primarily consisted of sale of securities available for sale of $12.7 million and principal payments on loans of $20.1 million. The Company's financing activities used cash flows of $37.0 million during the first quarter of 1999 and primarily consisted of repayments of $24.6 million on borrowings collateralized by securities sold under agreements to repurchasers and principal payments of $20.1 million on bonds-match funded loan agreements.

         At March 31, 1999, OAC's total closed transactions since the Initial Public Offering, net of repayments, were $875.5 million. Of this amount, $811.8 million has been funded and the remaining $53.7 million is to be funded over the construction and renovation periods, which range from two to 18 months. In addition, for 1999, the Company has budgeted $32.9 million of capital expenditures on its investments in real estate in order to reposition such properties in the market.

         Based upon its current balance of cash and cash equivalents, and projected cash flows from operations, potential cash on flows from the sale or refinancing of assets, and available lines of credit, the Company believes that its sources of funds will be adequate for the purposes of meeting its short term and long term liquidity requirements. However, there can be no assurance that this will be the case. Material increases in interest expense or operating expenses, collateral calls on its secured financings, the inability of the Company to renew or replace maturing sources of financing, and the inability to sell assets to raise additional cash, among other factors, generally would negatively impact the Company's liquidity. On the other hand, sales of assets, increases in operating cash flows and in the valuation of its securities portfolio, and the execution of new financing transactions, would generally positively affect the Company's liquidity. See also "Recent Developments", "Indebtedness-General", and "Other Trends and Contingencies."


OTHER TRENDS AND CONTINGENCIES

         Fluctuations in interest rates will continue to impact the Company's net interest income to the extent the Company's fixed rate assets are funded by variable rate debt or the Company's variable rate assets reprice on a different schedule, or in relation to a different index than its floating rate debt. At March 31, 1999, the Company had interest rate swap agreements with a notional amount of $200.8 million and a fair value of ($1.8) million in order to limit partially the adverse effects of rising interest rates on the remaining floating-rate debt. For a tabular presentation of these agreements and other information, see Note 3 to the Consolidated Financial Statements above. When the Company's swap agreements expire, the Company will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the swaps are replaced or other steps are taken to mitigate this risk.

         The Company's ability to raise additional debt is dependent upon, among other things, the value of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying assets. At March 31, 1999, the Company had unencumbered residential loans and securities having a fair value totaling approximately $51.6 million ($32.1 million of subordinate and residual mortgage-backed securities, $12.9 million of commercial mortgage-backed securities, and $6.6 million of residential loans).

         In certain circumstances, including, among other things, increases in interest rates, changes in market spreads, or decreases in credit quality of underlying assets, the Company would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. During the first quarter of 1999, the Company was required to and did fund requests for additional collateral calls on outstanding repurchase agreements collateralized by securities available for sale which aggregated $1.6 million. During February 1999, $1.1 million of cash was returned to the Company in connection with its margin deposits with its swaps and future counterparties.

         During  April  1999,  the  Company   funded   requests  for  additional
collateral  calls  on  outstanding   repurchase  agreements   collateralized  by
securities available for sale in the amount of $3.3 million.

         At March 31, 1999, the Company had total consolidated indebtedness of $598.7 million, of which all but $143.0 million of outstanding Redeemable Notes was secured indebtedness, as well as $13.7 million of other liabilities. This consolidated indebtedness consisted of: (i) $114.0 million of repurchase agreements, of which $91.5 million was scheduled to mature in one year; (ii) lines of credit aggregating $184.8 million, which mature in 2001 (subject to extension by the Company under certain conditions until 2002) and are secured by real estate, loans and/or securities; (iii) $143.0 million of outstanding Redeemable Notes, which mature in 2005; and (iv) $143.3 million of match funded indebtedness which is secured by $154.2 million of match funded residential loans, net, which was incurred in November 1998 as a result of the securitization of 1,808 first and second single family residential mortgage loans and the retention by the Company of an approximately $10.1 million non-investment grade security in the special purpose entity which was established to effect the securitization. See Note 6 to the Consolidated Financial Statements above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIANANCIAL CONDITION AND RESULTS OF OPREATIONS
================================================================================

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

         If the Company is unable to fund additional collateral needs or to repay, renew or replace maturing indebtedness on terms reasonably satisfactory, the Company would be required to sell, under adverse market conditions, a portion of its assets, and could incur losses as a result. Furthermore, an extremely limited market for subordinate and residual interests in mortgage-related securities currently exists and there can be no assurance that a liquid market for such securities will fully develop. Therefore, the Company's ability to dispose of such securities promptly in such situations may be limited. Nevertheless, the Company continues to evaluate opportunities to sell individual securities or groups of securities as they arise.

         The indenture under which the Redeemable Notes were issued (the "Indenture") prohibits the Company from incurring or issuing debt, other than certain permitted indebtedness ("Permitted Indebtedness"), if certain financial tests are not satisfied. One such test requires that the ratio of adjusted FFO to adjusted fixed charges for the previous four fiscal quarters exceeds 1.25 to
1.00. Given that FFO for the four quarters ended March 31, 1999 was $(45.3) million, the Company does not expect this financial test to be satisfied during 1999. Permitted Indebtedness, the incurrence of which is not limited under the Indenture, includes: (i) up to $150 million of debt that may be incurred under certain warehouse lines of credit or mortgage loan repurchase agreements; (ii) match funded debt that may be incurred by a special purpose, bankruptcy remote subsidiary of the Company; (iii) renewals or refinancings of existing debt structured to meet certain conditions; (iv) debt that may be incurred in hedge transactions; (v) up to $10 million of capital lease and purchase money financing; and (vi) up to $50 million of additional debt. The Company believes that it can meet its financing needs from sources of Permitted Indebtedness during 1999, although there can be no assurance that this will be the case.

         In addition to payment and, in the case of the Company's secured indebtedness, collateralization requirements, the Company is subject to various other covenants in the agreements evidencing its indebtedness, including the maintenance of specified amounts of equity. At March 31, 1999 and at April 30, 1999, the Company was in compliance with all obligations under the agreements evidencing its indebtedness with respect to the Company's equity and the Operating Partnership's equity, as defined in the applicable agreement. There can be no assurance that additional operating losses will not result in the Company's violation of its financial and non-financial covenants in the future. In the event of a default in such covenants, the lender generally would be able to accelerate repayment of the indebtedness and pursue other available remedies, which could result in defaults on other indebtedness of the Company, unless the applicable lender or lenders allowed the Company to remain in violation of the agreements. Were a default to be declared, the Company would not be able to continue to operate without the consent of its lenders. The Company currently is considering various alternatives to enhance its ability to meet its payment and other obligations under its indebtedness and the funding requirements discussed above, including the sale of certain assets and the potential tax and other consequences associated therewith. There can be no assurance that the Company will have sufficient liquidity to meet these obligations on a short-term or long-term basis.

YEAR 2000  DATE CONVERSION

         A critical business issue is whether existing application software programs and operating systems can accommodate the year 2000 change date value. Many existing application software products in the marketplace were designed to accommodate only two-digit date entries. Beginning in the year 2000, these systems and products will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, computer systems and software used by many companies may need to be upgraded to comply with such Year 2000 requirements.

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

         OCN has established a project plan to achieve Year 2000 readiness of its mission critical and non-mission critical systems, including hardware infrastructure and software applications. The project plan is divided into six phases: identification, evaluation, remediation, validation, risk assessment and contingency planning. During 1998, OCN substantially completed the systems identification and evaluation phases of the project, as well as remediation and validation of its mission critical systems.

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

FUNDS FROM OPERATIONS

         The Company generally considers FFO to be a useful financial performance measure of the operating performance of a REIT because such measure does not recognize: (i) depreciation and amortization of real estate assets as operating expenses, which management believes are not meaningful in evaluating income-producing real estate because such real estate historically has not depreciated, and (ii) gains/losses from debt restructuring and sales of property. In addition, FFO, together with net income and cash flow, provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent cash provided by operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of the results of the Company's performance or to cash flows as a measure of liquidity. For a discussion of the Company's operating, investing and financing activities under GAAP, see "-Capital Resources and Liquidity" above. In 1995, NAREIT established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. As defined, FFO consists of net income applicable to common shareholders (computed in accordance with GAAP) excluding gains (losses) from debt restructuring and sales of property (including furniture and equipment) plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Since other REITs may calculate FFO in a different manner, there can be no assurance that the Company's FFO is comparable with the FFO reported by other entities. FFO differs from cash made available to holders of the Common Stock, which is based on the Company's net taxable income.

         FFO for the three months ended March 31, 1999 was ($0.4) million compared to $3.8 million for the comparable quarter in 1998.

                  The following table reconciles FFO and net income during the periods indicated.

                                                         For the Three Months
                                                           Ended March 31,
                                                  ----------------------------------
                                                      1999                  1998
                                                  -------------         ------------
                                                        (Dollars in Thousands)
  Net income.................................     $        (784)        $    (10,504)
     Depreciation and amortization...........             1,194                  304
     Loss on sale of IO portfolio............                --               13,958
     Gain on sale of securities..............              (851)                  --
                                                  -------------         ------------
  FFO........................................     $        (441)        $      3,758
                                                  =============         ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIANANCIAL CONDITION AND RESULTS OF OPREATIONS
================================================================================

REIT STATUS

         The Company has qualified and intends to continue to qualify through calendar 1998 (but not thereafter) as a REIT under Sections 856 through 860 of Code. Qualification for treatment as a REIT requires the Company to meet certain criteria, including certain requirements regarding the nature of its ownership, assets, income, and distributions of taxable income. A REIT generally will not be subject to federal income taxation on that portion of its income that is distributed to its shareholders if it distributes at least 95% of its taxable income and meets certain other income and asset tests. The Company has until the filing of its tax return to satisfy the distribution requirement. Since the Company plans to distribute 100% of its taxable income, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying Consolidated Financial Statements. At March 31, 1999, the Company had not declared the final 1998 dividend to meet the 95% distribution requirement, which is expected to be approximately $15.5 million, or $0.82 per share.

         On April 16, 1999, the Company announced the receipt of a proposal from OCN regarding a possible business combination between them. If this business combination is consummated, the Company will no longer qualify as a REIT under the provisions of the Code, which requires a REIT to be owned by 100 or more persons. If the Company fails to qualify as a REIT, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. See "Recent Developments" above.

         Because the Special Committee of the Board is investigating a variety of strategic alternatives in addition to a business combination with OCN, there can be no assurance that if a business combination is effected, the Company will cease to be a REIT.


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

         At March 31, 1999, the Company believes that its Qualifying Interests, including subordinate and residual interests, comprised over 84% of the Company's total assets and over 90% when combined with other real-estate related assets. As a result, the Company believes that it was and is not required to register as an investment company under the Investment Company Act. The Company does not intend, however, to seek an exemptive order, no-action letter or other form of interpretive guidance from the Commission on this position, and if the Commission were to take a different position, the Company could be required either (i) to change the manner in which it conducts its operations in order to avoid investment company registration or (ii) to register as an investment company, either of which could have a material adverse effect on the Company and its securities, could subject the Company to monetary penalties and injunctive relief in an action brought by the Commission, could cause the Company to be unable to enforce contracts with third parties and could cause third parties to seek recission of relevant transactions.

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

         When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. For example, under current market conditions, a 100 basis point decline in the market interest rate is estimated to result in a 200 basis point increase in the prepayment rate of a typical subprime residential loan. Most commercial and multi-family loans are not subject to prepayments as a result of prepayment penalties and contractual terms that prohibit prepayments during specified periods. However, for those commercial and multi-family loans where prepayments are not currently precluded by contract, declines in interest rates are associated with steep increases in prepayment speeds in computing cash flows. A risk premium is then calculated for each asset, which, when added to the interest rate being modeled, results in a matrix of discount rates that are applied to the cash flows computed by the model. Since the net portfolio value consists of both fixed and adjustable components, an inverse relationship between the market value of the net portfolio and net interest income is possible. This could happen if more assets reprice during the first year. In this case, more liabilities would be funded at the new lower rates over a longer period of time during the year. The base interest rate scenario assumes interest rates at March 31, 1999. Actual results could differ significantly from those estimated in the table.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================


                                                 Projected Percentage Change In
-------------------------------------------------------------------------------------------------
Change in Interest Rate               Net Interest Income (1)            Net Portfolio Value
=================================================================================================

      -400 Basis Points                       (17.25)%                         18.61%
      -300 Basis Points                       (12.94)                          13.57
      -200 Basis Points                        (8.63)                           8.27
      -100 Basis Points                        (4.31)                           2.95
     Base Interest Rate                            0                               0
      +100 Basis Points                         4.31                           (2.73)
      +200 Basis Points                         8.63                           (6.13)
      +300 Basis Points                        12.94                           (8.92)
      +400 Basis Points                        17.25                          (11.90)

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

         The Company utilizes a variety of off-balance sheet financing techniques to assist it in the management of interest rate risk. These techniques may include interest rate futures and interest rate swaps, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swaps are utilized by the Company to protect against the increase in borrowing cost from floating rate debt or a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. At March 31, 1999, the Company was a party to interest rate swap agreements with an aggregate notional amount of $200.8 million. See Note 4 to the Consolidated Financial Statements above.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

         The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at March 31, 1999. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except: (i) adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, and (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayment. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                                      March 31, 1999
                                                                                        More than 1
                                                           Within         4 to 12         Year to         3 Years
                                                          3 Months         Months         3 Years         and Over         Total
                                                         ----------      ----------      ----------      ----------     ----------
     Rate-Sensitive Assets:                                                       (Dollars In Thousands)
       Interest-earning cash and repurchase
         Agreements.................................   $     57,606    $         --    $         --      $       --   $     57,606
       Securities available for sale................         13,135          37,265          75,492         190,307        316,199
       Loan portfolio, net (1)......................         46,321          28,177           1,164           1,236         76,898
       Match funded loan agreements.................         28,265          57,866          39,581          28,452        154,164
       Discount loan portfolio, net (1).............             --           5,618              --              --          5,618
                                                       ------------    ------------    ------------      ----------     ----------
         Total rate-sensitive assets................        145,327         128,926         116,237         219,995        610,485
                                                       ------------    ------------    ------------      ----------     ----------
     Rate-Sensitive Liabilities:
       Securities sold under agreements
         To repurchase..............................        113,991              --              --              --        113,991
       Bonds-match funded loan agreements...........        143,298              --              --              --        143,298
       Obligations outstanding under lines of credit        184,771              --              --              --        184,771
       Notes, debentures and other
        interest-bearing obligations................             --              --              --         143,000        143,000
                                                       ------------    ------------    ------------      ----------     ----------
         Total rate-sensitive liabilities...........        442,060              --              --         143,000        585,060
       Interest rate sensitivity gap before
         Off-balance sheet financial instruments....       (296,733)        128,926         116,237          76,995         25,425
     Off-Balance Sheet Financial Instruments:
       Interest rate swaps..........................        200,780              --         (92,000)       (108,780)            --
                                                       ------------    ------------    ------------      ----------     ----------
     Interest rate sensitivity gap..................        (95,953)        128,926          24,237         (31,785)    $   25,425
                                                       ------------    ------------    ------------      ----------     ----------
     Cumulative interest rate sensitivity gap.......   $    (95,953)   $     32,973    $     57,210      $   25,425
                                                       ============    ============    ============      ==========
     Cumulative interest rate sensitivity gap as a
       percentage of total rate-sensitive assets....        (15.72%)          5.40%           9.37%           4.16%

(1)      Balances have not been reduced for non-performing loans.

         As of March 31, 1999, the cumulative volume of assets maturing or repricing within one year exceeded liabilities by $33.0 million, or 5.4% of assets, implying moderate current-year income sensitivity to movements in the level of interest rates.

         FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVE" "COMMITMENT," "CONTINUE," "EXPECT," "FORESEE," "MAY," "PLAN," "WILL," FUTURE OR CONDITIONAL VERB TENSES, SIMILAR TERMS, VARIATIONS ON SUCH TERMS OR NEGATIVES OF SUCH TERMS. ALTHOUGH OAC BELIEVES THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS DUE TO RISKS, UNCERTAINTIES AND CHANGES WITH RESPECT TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, INTERNATIONAL, NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS, GOVERNMENT FISCAL AND MONETARY, PREVAILING INTEREST OR CURRENCY EXCHANGE RATES, EFFECTIVENESS OF INTEREST RATE, CURRENCY EXCHANGE RATE AND OTHER HEDGING STRATEGIES, LAWS AND REGULATIONS AFFECTING REAL ESTATE INVESTMENT TRUSTS, INVESTMENT COMPANIES AND REAL ESTATE (INCLUDING CAPITAL REQUIREMENTS, INCOME AND PROPERTY TAXATION, ACCESS FOR DISABLED PERSONS AND ENVIRONMENTAL COMPLIANCE), UNCERTAINTY OF FOREIGN LAWS, COMPETITIVE PRODUCTS, PRICING AND CONDITIONS (INCLUDING FROM COMPETITORS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN OAC), CREDIT, PREPAYMENT, BASIS, DEFAULT, SUBORDINATION AND ASSET/LIABILITY RISKS, LOAN SERVICING EFFECTIVENESS, SATISFACTORY DUE DILIGENCE RESULTS, SATISFACTION OR FULFILLMENT OF AGREED UPON TERMS AND CONDITIONS OF CLOSING OR PERFORMANCE, TIMING OF TRANSACTION CLOSINGS, THE DECISION TO CURTAIL EACH BUSINESS LINE AND DISCONTINUE INVESTMENT ACTIVITY, AVAILABILITY OF AND COSTS ASSOCIATED WITH OBTAINING ADEQUATE AND TIMELY SOURCES OF LIQUIDITY, DEPENDENCE ON EXISTING SOURCES OF FUNDING, ABILITY TO REPAY OR REFINANCE INDEBTEDNESS (AT MATURITY OR UPON ACCELERATION), TO MEET COLLATERAL CALLS BY LENDERS (UPON RE-VALUATION OF THE UNDERLYING ASSETS OR OTHERWISE), TO GENERATE REVENUES SUFFICIENT TO MEET DEBT SERVICE PAYMENTS AND OTHER OPERATING EXPENSES AND TO SECURITIZE WHOLE LOANS, TAXABLE INCOME EXCEEDING CASH FLOW, SIZE OF, NATURE OF AND YIELDS AVAILABLE WITH RESPECT TO THE SECONDARY MARKET FOR MORTGAGE LOANS AND FINANCIAL, SECURITIES AND SECURITIZATION MARKETS IN GENERAL, ALLOWANCES FOR LOAN LOSSES, GEOGRAPHIC CONCENTRATIONS OF ASSETS (TEMPORARY OR OTHERWISE), TIMELY LEASING OF UNOCCUPIED SQUARE FOOTAGE (GENERALLY AND UPON LEASE EXPIRATION), CHANGES IN REAL ESTATE MARKET CONDITIONS (INCLUDING LIQUIDITY, VALUATION, REVENUES, RENTAL RATES, OCCUPANCY LEVELS AND COMPETING PROPERTIES), ADEQUACY OF INSURANCE COVERAGE IN THE EVENT OF A LOSS, KNOWN OR UNKNOWN ENVIRONMENTAL CONDITIONS, EXTERNAL MANAGEMENT, CONFLICTS OF INTEREST, YEAR 2000 COMPLIANCE, OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS, SECURITIES INVESTMENTS AND RAPID GROWTH COMPANIES, AND OTHER RISKS DETAILED FROM TIME TO TIME IN OAC'S REPORTS AND FILINGS WITH THE SEC, INCLUDING ITS REGISTRATION STATEMENTS ON FORMS S-3, S-4 AND S-11 AND ITS PERIODIC REPORTS ON FORMS 10-Q, 8-K AND 10-K. SPECIFIC REFERENCE IS MADE TO EXHIBIT 99.2 INCLUDED WITH THE FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 AND FILED WITH THE SEC, FOR A DESCRIPTION OF MATERIAL RISKS FACED BY THE COMPANY AND ITS SECURITIES HOLDERS. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS, OAC DOES NOT UNDERTAKE TO REVISE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO, ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

--------------------------------------------------------------------------------
Item 6.  Exhibits and Reports on Form 8-K

         (a)               Exhibits

                  3.1      Amended and Restated Articles of Incorporation (1)

                  3.2      Amended and Restated Bylaws (3)

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

                  10.1     First Amended and Restated Management Agreement (4)

                  10.2     Form of Registration Rights Agreement (1)

                  10.3 Third Amended and Restated Agreement of Limited Partnership of Ocwen Partnership L.P. (4)

                  10.4     Form of Stock Option Plan (1)

                  10.5 Loan Agreement between OAIC Bush Street, LLC and Salomon Brothers Realty Corp. as of April 7, 1998 (5)

                  10.6 Loan Agreement between OAC and Greenwich Financial Products Inc. as of April 24, 1998 (4)

                  10.7 Amended and Restated Loan Agreement by and among, inter alia, OAIC California Partnership, L.P., OAIC California partnership II, L.P., Saloman Brothers Realty Corp. and LaSalle National Bank, dated as of June 10, 1998. (4)

                  27 Financial Data Schedule for the period ended March 31, 1998 (3)

                  99.1     Investment Guidelines (4)

                  99.2     Risk Factors (3)

                  --------------------------------------------------------------

                  (1) Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-21965), as amended, declared affective by the Commission on May 14, 1997.

                  (2) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-64047), as amended, as declared effective by the Commission on February 12, 1999.

                  (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

         (b) Reports on Form 8-K filed during the quarter ended March 31, 1999.

                  (1) A Form 8-K/A on January 28, 1999, which contained Financial Statements related to certain acquired properties.

                  (2) A Form 8-K filed on February 1, 1999, which contained a news release announcing the Company's financial results for the three months ended December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             OCWEN ASSET INVESTMENT CORP.



                             By: /s/ Mark S. Zeidman
                                 -----------------------------------------------
                                 Mark S. Zeidman
                                 Senior Vice President and Chief Financial
                                 Officer (On behalf of the Registrant and as
                                 its principal financial officer)





Date:  May 17, 1999