Form 10-Q
period 1999-06-30
OCWEN ASSET INVESTMENT CORP
filed 1999-08-16
CIK 1033643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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


Number of shares of Common Stock, $.01 par value, outstanding at the close of business on August 13, 1999: 18,965,000 shares.


                          OCWEN ASSET INVESTMENT CORP.
                                    FORM 10-Q

                                    I N D E X

================================================================================

 PART I - FINANCIAL INFORMATION                                              PAGE

 Item 1.  Interim Consolidated Financial Statements (unaudited)..........      3

          Consolidated Statements of Financial Condition.................      3

          Consolidated Statements of Operations..........................      4

          Consolidated Statements of Comprehensive Income (Loss).........      5

          Consolidated Statements of Changes in Shareholders' Equity.....      6

          Consolidated Statements of Cash Flows..........................      7

          Notes to Consolidated Financial Statements.....................      8

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations................     20

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....     43

 PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K...............................     47

 Signature...............................................................     48


                                    OCWEN ASSET INVESTMENT CORP.
                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       June 30,      December 31,
                                                                        1999            1998
                                                                    -------------    -------------
ASSETS:
   Cash and amounts due from depository institutions ............   $   5,162,989    $   3,484,929
   Interest-bearing deposits ....................................      27,210,332       49,880,276
   Securities available for sale, at fair value .................     284,488,118      351,153,971
   Commercial and multi-family loan portfolio, net ..............      79,478,045       65,282,965
   Residential loan portfolio, net ..............................       6,064,404        8,058,445
   Match funded residential loans, net ..........................     135,857,672      173,609,873
   Discount loan portfolio, net .................................       5,618,022        5,618,022
   Investment in real estate, net ...............................     211,368,063      208,058,721
   Principal and interest receivable ............................       4,352,684        7,475,795
   Other assets .................................................      19,008,588       15,702,816
                                                                    -------------    -------------
     Total assets ...............................................   $ 778,608,917    $ 888,325,813
                                                                    =============    =============

LIABILITIES:
   Securities sold under agreements to repurchase ...............   $  73,847,048    $ 138,611,824
   Obligations outstanding under lines of credit ................      41,015,023       34,472,404
   Obligations outstanding under lines of credit - secured by
     real estate ................................................     143,755,698      142,556,880
    11.5% Redeemable Notes due 2005 .............................     143,000,000      143,000,000
    Bonds - match funded loan agreement .........................     124,209,290      163,403,966
   Accrued expenses, payables and other liabilities .............      22,805,816       21,190,288
                                                                    -------------    -------------
     Total liabilities ..........................................     548,632,875      643,235,362
                                                                    -------------    -------------

Minority interest ...............................................      21,967,987       23,914,058
                                                                    -------------    -------------

Commitments and Contingencies (Note 12)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 25,000,000 shares authorized;
     0 shares issued and outstanding ............................            --               --
  Common Stock, $.01 par value; 200,000,000 shares authorized;
     18,965,000 shares issued and outstanding ...................         189,650          189,650
   Additional paid-in capital ...................................     294,492,203      294,492,203
   Cumulative dividends declared ................................     (36,277,546)     (36,277,546)
   Accumulated deficit ..........................................     (65,345,486)     (46,394,403)
   Accumulated other comprehensive income:
     Unrealized gain on securities available for sale ...........      16,365,730       11,038,151
     Cumulative translation adjustment ..........................      (1,416,496)      (1,871,662)
                                                                    -------------    -------------
       Total other comprehensive income .........................      14,949,234        9,166,489
                                                                    -------------    -------------
       Total shareholders' equity ...............................     208,008,055      221,176,393
                                                                    -------------    -------------
                                                                    $ 778,608,917    $ 888,325,813
                                                                    =============    =============


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                          OCWEN ASSET INVESTMENT CORP.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Three Months Ended       For the Six Months Ended
                                                             June 30,                        June 30,
                                                   ----------------------------    ---------------------------
                                                       1999            1998            1999            1998
                                                   ------------    ------------    ------------    -----------
INTEREST INCOME:
  Repurchase agreements and interest bearing
    deposits ....................................  $    326,219    $     97,510    $    820,823        295,648
  Securities held for trading ...................            --        (375,300)             --        106,892
  Securities available for sale .................    12,063,542      11,534,635      25,702,059     16,183,217
  Commercial and multi-family loans .............     2,220,840       1,467,916       3,869,354      2,273,702
  Match funded residential loans ................     3,000,208              --       6,327,351             --
  Residential loans .............................       132,153       2,178,010         277,551      2,613,031
  Discount loans ................................       132,400         423,421         258,718      1,326,198
                                                   ------------    ------------    ------------    -----------
                                                     17,875,362      15,326,192      37,255,856     22,798,688
                                                   ------------    ------------    ------------    -----------
INTEREST EXPENSE:
  Securities sold under agreements to repurchase.     2,039,165       3,302,044       4,681,167      3,966,815
  Obligations outstanding under lines of credit..       705,826       2,244,723       1,312,510      2,273,769
  11.5% Redeemable Notes due 2005................     4,111,250              --       8,265,400             --
  Bonds-match funded loan agreements ............     2,252,778              --       4,776,380             --
                                                   ------------    ------------    ------------    -----------
                                                      9,109,019       5,546,767      19,035,457      6,240,584
                                                   ------------    ------------    ------------    -----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOSSES ........................................     8,766,343       9,779,425      18,220,399     16,558,104
  Provision for loan losses .....................       221,239         100,976         479,091        206,049
                                                   ------------    ------------    ------------    -----------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN
    LOSSES ......................................     8,545,104       9,678,449      17,741,308     16,352,055
                                                   ------------    ------------    ------------    -----------

REAL ESTATE-OPERATING INCOME:
  Rental income .................................     8,167,173       4,515,204      16,149,603      6,549,491
  Other .........................................        15,057          18,978          25,439         26,835
                                                   ------------    ------------    ------------    -----------
                                                      8,182,230       4,534,182      16,175,042      6,576,326
                                                   ------------    ------------    ------------    -----------
REAL ESTATE-OPERATING EXPENSES:
  Rental operation ..............................     4,900,308       2,342,105       8,863,017      3,275,851
  Depreciation and amortization .................     1,259,927         758,484       2,453,904      1,062,921
  Interest ......................................     2,695,211       1,689,103       5,352,537      1,689,103
                                                   ------------    ------------    ------------    -----------
                                                      8,855,446       4,789,692      16,669,458      6,027,875
                                                   ------------    ------------    ------------    -----------
REAL ESTATE INCOME (EXPENSE), NET ...............      (673,216)       (255,510)       (494,416)       548,451
                                                   ------------    ------------    ------------    -----------

OTHER EXPENSES:
  Management fees ...............................     1,530,662       1,704,751       3,055,091      2,533,632
  Due diligence expenses ........................            --         174,955         122,745        367,644
  Foreign currency gain .........................            --              --              --       (116,953)
  Other .........................................     2,393,481         386,439       3,603,790        576,094
                                                   ------------    ------------    ------------    -----------
                                                      3,924,143       2,266,145       6,781,626      3,360,417
                                                   ------------    ------------    ------------    -----------

(LOSSES) GAINS ON SECURITIES ....................   (23,906,787)             34     (31,362,420)   (17,077,045)
                                                   ------------    ------------    ------------    -----------

(LOSS) INCOME BEFORE MINORITY INTEREST ..........   (19,959,042)      7,156,828     (20,897,154)    (3,536,956)
Minority interest in net loss (income) of
consolidated Subsidiary .........................     1,791,820        (510,696)      1,946,071       (321,154)
                                                   ------------    ------------    ------------    -----------

  NET (LOSS) INCOME .............................  $(18,167,222)   $  6,646,132    $(18,951,083)   $(3,858,110)
                                                   ============    ============    ============    ===========

LOSS PER SHARE:
  Basic .........................................  $      (0.96)   $       0.35    $      (1.00)   $     (0.20)
                                                   ============    ============    ============    ===========
  Diluted .......................................  $      (0.96)   $       0.35    $      (1.00)   $     (0.20)
                                                   ============    ============    ============    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic .........................................    18,965,000      18,965,000      18,965,000     18,965,000
                                                   ============    ============    ============    ===========
  Diluted .......................................    18,965,000      19,088,026      18,965,000     18,965,000
                                                   ============    ============    ============    ===========

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                       4

                          OCWEN ASSET INVESTMENT CORP.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                    For the Three Months Ended      For the Six Months Ended
                                                             June 30,                        June 30,
                                                   ----------------------------    ----------------------------
                                                       1999            1998            1999             1998
                                                   ------------    ------------    ------------    ------------

Net (loss) income ..............................   $(18,167,222)   $  6,646,132    $(18,951,083)   $ (3,858,110)
Other comprehensive income:
  Unrealized gain (loss) on securities available
    for sale ...................................      5,567,933        (935,533)      5,327,579       7,409,111
  Unrealized foreign currency translation
    adjustment .................................        324,956      (1,051,966)        455,166      (1,051,966)
                                                   ------------    ------------    ------------    ------------
  Other comprehensive
    income .....................................      5,892,889      (1,987,499)      5,782,745       6,357,145
                                                   ------------    ------------    ------------    ------------
Comprehensive (loss) income ....................   $(12,274,333)   $  4,658,633    $(13,168,338)   $  2,499,035
                                                   ============    ============    ============    ============


Disclosure of reclassification adjustment:
  Unrealized holding losses arising during the
    period .....................................   $(18,338,854)   $   (935,499)   $(26,034,841)   $ (9,667,934)
  Add:  Adjustment for losses included
    in net loss ................................     23,906,787             (34)     31,362,420      17,077,045
                                                   ------------    ------------    ------------    ------------
   Net unrealized (losses) gains on
     securities ................................   $  5,567,933    $   (935,533)   $  5,327,579    $  7,409,111
                                                   ============    ============    ============    ============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                                    OCWEN ASSET INVESTMENT CORP.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND THE YEAR ENDED DECEMBER 31, 1998

                                                                                                         Accumulated
                                          Common Stock        Additional    Cumulative      Retained        other
                                      --------------------     paid-in       dividends      earnings    comprehensive
                                        Shares     Amount      capital       declared       (deficit)    income (loss)     Total
                                      ----------  --------   ------------  ------------   ------------  -------------- ------------
Balance at December 31, 1997 ......    18,965,000 $189,650  $ 280,503,838  $ (13,898,849) $  11,791,518  $ (7,327,890) $271,258,267

Capital contribution ..............            --       --     13,988,365             --             --            --    13,988,365

Net loss ..........................            --       --             --             --    (58,185,921)           --   (58,185,921)

Dividends .........................            --       --             --    (22,378,697)            --            --   (22,378,697)

Change in unrealized gain (loss) on
  securities available for sale ...            --       --             --             --             --    18,366,041    18,366,041

Change in cumulative translation
  adjustment ......................            --       --             --             --             --    (1,871,662)   (1,871,662)
                                       ---------- --------  -------------  -------------  -------------  ------------  ------------

Balance at December 31, 1998 ......    18,965,000  189,650    294,492,203    (36,277,546)   (46,394,403)    9,166,489   221,176,393

Net loss ..........................            --       --             --             --    (18,951,083)           --   (18,951,083)

Change in unrealized gain (loss) on
  securities available for sale ...            --       --             --             --             --     5,327,579     5,327,579

Change in cumulative translation
  adjustment ......................            --       --             --             --             --       455,166       455,166
                                       ---------- --------  -------------  -------------  -------------  ------------  ------------
Balance at June 30, 1999 ..........    18,965,000 $189,650  $ 294,492,203  $ (36,277,546) $ (65,345,486) $ 14,949,234  $208,008,055
                                       ========== ========  =============  =============  =============  ============  ============

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS


                                         OCWEN ASSET INVESTMENT CORP.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Six Months
                                                                                        Ended June 30,
                                                                                -----------------------------
                                                                                   1999             1998
                                                                                ------------    -------------
Cash flows from operating activities:
   Net loss .................................................................   $(18,951,083)   $  (3,858,110)
     Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Premium amortization (discount accretion), net .......................     13,389,650       10,969,400
       Depreciation .........................................................      2,453,904        1,062,921
       Foreign exchange gain ................................................             --         (116,953)
       Provision for loan losses ............................................        479,091          206,049
       Proceeds from sale of securities .....................................     12,708,996       36,288,836
       Net losses on securities .............................................     31,362,420       17,077,045
       Decrease (Increase) in interest receivable ...........................      3,123,111      (10,639,556)
       Increase in other assets .............................................     (3,283,257)      (8,841,875)
       Increase accrued expenses, payables and other liabilities ............      1,615,528        1,917,010
       (Decrease) Increase in minority interest in earnings (losses) ........     (1,946,071)         321,154
                                                                                ------------    -------------
Net cash provided by operating activities ...................................     40,952,289       44,385,921
                                                                                ------------    -------------
Cash flows from investing activities:
  Purchase of securities available for sale .................................             --     (336,676,078)
  Maturities and principal payments received on securities available for sale      9,998,074       16,268,838
  Principal payments received from discount loans ...........................             --          973,325
  Principal payments received from loans ....................................     43,586,358        8,425,556
  Purchase of loans .........................................................    (14,002,510)    (175,968,169)
  Investment in real estate .................................................     (5,763,246)    (114,932,518)
  Deposits on pending asset acquisitions ....................................             --          496,500
                                                                                ------------    -------------
Net cash provided by (used by) investing activities .........................     33,818,676     (601,412,546)
                                                                                ------------    -------------
Cash flows from financing activities:
  Dividend payments on common stock .........................................             --      (12,283,750)
  Proceeds from sale of securities to affiliates ............................             --       13,957,595
  Proceeds received from sale of operating partnership units ................             --       27,593,302
  Principal payments on bonds ...............................................    (39,194,676)              --
  (Decrease) Increase in securities sold under agreements to repurchase .....    (64,764,776)     223,819,860
  Increase in obligations outstanding under lines of credit .................      7,741,437      269,414,987
                                                                                ------------    -------------
Net cash (used by) provided by financing activities .........................    (96,218,015)     522,501,994
                                                                                ------------    -------------
Net decrease in cash and cash equivalents ...................................    (21,447,050)     (34,524,631)
Change in cumulative translation adjustment .................................        455,166       (1,051,966)
Cash and cash equivalents at beginning of period ............................     53,365,205       48,677,123
                                                                                ------------    -------------
Cash and cash equivalents at end of period ..................................   $ 32,373,321    $  13,100,526
                                                                                ============    =============
Reconciliation of cash and cash equivalents at end of period:
  Cash and amounts due from depository institutions .........................   $  5,162,989    $  11,764,015
  Interest earning deposits .................................................     27,210,332        1,336,511
                                                                                ------------    -------------
     Total ..................................................................   $ 32,373,321    $  13,100,526
                                                                                ============    =============

Supplemental schedule of non-cash financing activities:
  Interest paid .............................................................     19,639,457        7,929,687
Non-cash activities:
  Change in unrealized gain (loss) on securities available for sale .........      5,327,579        7,409,111


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                                      7

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
================================================================================

NOTE 1   ORGANIZATION

         Ocwen Asset Investment Corp. ("OAC" or the "Company") has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As such, the Company will generally not be subject to federal income taxation on that portion of its income that is distributed to shareholders if it distributes at least 95% of its taxable income to its shareholders by the due date of its federal income tax return and complies with various other requirements. See Note 11 to the Consolidated Financial Statements.

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

         The Company's consolidated financial statements include the accounts of the Company and its subsidiaries. The Company directly owns two qualified REIT subsidiaries, Ocwen General, Inc. (the "General Partner") and Ocwen Limited, Inc. (the "Limited Partner"). General Partner and Limited Partner own 0.9% and 90.4%, respectively, of Ocwen Partnership, L.P. (the "Operating Partnership"). Additionally, through the General Partner and Limited Partner, the Company established additional partnerships in Florida and California for real estate investment purposes. The minority interest at June 30, 1999 represents a 8.7% interest (1,808,733 units) in the Operating Partnership held by Investors Mortgage Insurance Holding Company ("IMIHC"), a wholly-owned subsidiary of Ocwen Financial Corporation ("OCN"). IMIHC also owns 1,540,000 shares, or 8.12%, of the outstanding Common Stock.

         The Company has entered into a management agreement with Ocwen Capital Corporation ("OCC"), a wholly-owned subsidiary of OCN, under which OCC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. For its services, OCC receives a quarterly base management fee of 0.25% per quarter on Average Invested Assets. The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of the Company, including the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar noncash reserves, computed by taking the daily average of such values during such period; provided, however, effective January 1, 1998, with respect to residential loans, the phrase means average net equity invested. In addition, OCC is entitled to receive an annual incentive fee in an amount equal to 25% of the dollar amount by which Funds From Operations ("FFO"), as adjusted, exceeds certain defined levels per the management agreement. During the three months ended June 30, 1999 and 1998, OCC earned from the Company $1.5 million and $1.7 million, respectively, in base management fees. No incentive compensation has ever been paid. On May 13, 1999, the Board of Directors approved extending the management agreements between the Company and OCC, which was due to expire on May 19, 1999, for an additional six months.

         The Company also has entered into servicing agreements with Ocwen Federal Bank, FSB (the "Bank"), a wholly-owned subsidiary of OCN, for the servicing of all of the Company's mortgage loans. In addition, the Bank in its capacity as servicer or special servicer receives fees from certain mortgage-backed securities in which the Company owns a subordinate or residual interest. As a special servicer, the Bank provides asset management and resolution services with respect to defaulted mortgage loans subject to the Company's right to direct the foreclosure, the management and disposal of foreclosed properties and all other actions that a servicer may take in connection with a defaulted loan. During the six months ended June 30, 1999 and 1998, the Bank earned from the Company $1.4 million and $0.1 in servicing fees, respectively.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The  accounting   and  reporting   policies  of  the  Company  and  its
subsidiaries follow United States generally accepted accounting principles ("GAAP"). The policies which materially affect the determination of the
Company's financial position, results of operations and cash flows are summarized below.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
================================================================================

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

SECURITIES AVAILABLE FOR SALE

         Securities are classified as available for sale when in management's judgement they may be sold in response to or in anticipation of changes in interest rates, and resulting prepayment risk, or other factors. Available for sale securities are carried at fair value. Unrealized gains and losses on these securities, along with any unrealized gains and losses on related risk management instruments, are reported as a separate component of accumulated other comprehensive income in shareholders' equity. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. At June 30, 1999 and 1998, the Company had no securities classified as held-to-maturity. Interest and dividend income on securities, including amortization of premiums and accretion of discounts, are reported in earnings. Interest income is recognized using the interest method. The specific identification method is used to determine realized gains and losses on sales of securities, which are reported in earnings. The carrying value of individual securities is reduced through write-downs in earnings to reflect other-than-temporary impairments in value.

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

         Discount loans are reported at their outstanding principal balance net of any charge-offs and premiums or discounts. The Company periodically evaluates loans in the discount loan portfolio for impairment. Individually identified impaired loans are measured based on one of the following: the present value of payments expected to be received (using a discount rate that equates the

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
================================================================================

Company's estimate of expected future cash flows to the acquisition price), observable market prices, or the estimated fair value of the collateral (for loans that are solely dependent on the collateral for repayment). If the recorded investment in the impaired loan exceeds the measure of estimated fair value, a valuation allowance is established as a component of the allowance for loan losses. At June 30, 1999, the Company did not have any impaired loans.

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

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
================================================================================

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

         Additionally, the Company encounters significant tax risks. If OAC did not qualify as a REIT in any taxable year, OAC would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates, and distributions to shareholders would not be deductible by OAC in computing its taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to shareholders, which in turn could have an adverse impact on the value of, and trading prices for, the Company's common stock. Unless entitled to relief under certain Code provisions, the Company could also be disqualified from taxation as a REIT for the four taxable years following the year during which OAC ceased to qualify as a REIT.

RECENT ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which amends FASB Statements No. 52 and 107, and supersedes FASB Statements No. 80, 105 and 119. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Subsequently, FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of SFAS No. 133 an amendment of SFAS No. 133," which defers the effective date of SFAS No. 133 for fiscal years beginning after June 15, 2000. Earlier application of SFAS No. 133 is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS No. 133. The Company has not yet determined the impact on its results of operations, financial position or cash flows as a result of implementing SFAS No. 133.

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

         The interest rate swaps are used to hedge current LIBOR rate debt incurred to fund the Company's acquisitions of real estate and subordinate and residual securities. None of the Company's interest rate swaps are held for trading purposes. As of June 30, 1999, the Company held interest rate swaps with a notional amount of approximately $200.8 million. The fair value of the interest rate swaps are not recognized in the consolidated financial statements.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
================================================================================

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

         The following table indicates the interest rate swaps outstanding at June 30, 1999, pursuant to which the Company receives payments from a counterparty based on a floating rate of interest equal to LIBOR and agrees to pay a fixed rate of interest to such party on a specified notional amount.


                     Notional         LIBOR                Floating Rate at
     Maturity         Amount          Index    Fixed Rate    End of Period     Fair Value
     --------        --------        -------   ----------  ----------------    ----------
                                    (Dollars In Thousands)
       2003 ....     $ 100,000       1-month      5.75%           5.02%        $   1,323
       2001 ....        17,000       1-month      6.00            4.93               (55)
       2001 ....        75,000       1-month      6.00            4.94              (231)
       2002 ....         8,780       1-month      6.04            4.93                (2)
                     ---------                                                  ---------
                     $ 200,780                                                  $   1,035
                     =========                                                  =========

         At June 30, 1999, the Company had foreign currency futures contracts to hedge currency exposure in connection with its investment in residual interests backed by residential mortgage loans originated in the United Kingdom, which are held by a wholly-owned subsidiary of the Company. Currency futures contracts are commitments to either purchase or sell foreign currency at a future date for a specified price. At June 30, 1999, the fair value of the British Pounds futures contracts was $0.5 million. In addition, the Company entered into foreign currency futures contracts to hedge its exposure in connection with its investment in the shopping center located in Halifax, Nova Scotia, which is held by a wholly-owned subsidiary of the Company. At June 30, 1999, the fair value of the Canadian currency contract was $(0.1) million. Gains and losses on these foreign currency futures contracts are recorded in the Consolidated Statement of Financial Condition offsetting the item being hedged.

         The fair value of the interest rate swaps and the foreign currency futures contracts represent the estimated amount that the Company would receive or pay to terminate these agreements taking into account current interest and exchange rates. Market quotes are available for these agreements.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
================================================================================

NOTE 4   SECURITIES AVAILABLE FOR SALE

         The following table sets forth the amortized cost, fair value and gross unrealized gains and losses on the Company's securities available for sale at the date indicated.

                                                                          Gross            Gross
                                                      Amortized        Unrealized        Unrealized           Fair
         JUNE 30, 1999                                   Cost             Gains            Losses            Value
                                                     -------------    -------------    -------------     -------------
                                                                          (Dollars In Thousands)
         Mortgage-related securities:
           Single family residential:
             Subprime residuals..................    $     160,471    $      13,072    $          --     $     173,543
             Subordinates........................            9,078               --              (77)            9,001
                                                     -------------    -------------    -------------     -------------
                                                           169,549           13,072              (77)          182,544
                                                     -------------    -------------    -------------     -------------

           Multi-family and commercial:
             Non-rated interest only.............            3,162              373               --             3,535
             Non-rated principal only............              276              176               --               452
             Subordinates........................           95,135            2,822               --            97,957
                                                     -------------    -------------    -------------     -------------
                                                            98,573            3,371               --           101,944
                                                     -------------    -------------    -------------     -------------
                                                     $     268,122    $      16,443    $         (77)    $     284,488
                                                     =============    =============    =============     =============

         During the three months and six months ended June 30, 1999, the Company recorded a charge of $23.9 million and $31.4 million, respectively, against its portfolio of securities available for sale. The losses were primarily recorded against subprime residuals, reflecting continued market illiquidity for these instruments.

NOTE 5   LOAN PORTFOLIO

         The following table sets forth the components of the Company's loan portfolio at the dates indicated.

                                                   June 30,     December 31,
                                                     1999           1998
                                                 ------------   ------------
  Single family residential ...................  $  6,540,454   $  8,419,265
  Multi-family residential ....................    25,002,338     20,544,269
  Commercial real estate:
    Office ....................................    30,975,076     24,123,894
    Hotel .....................................    23,998,171     21,304,912
                                                 ------------   ------------
      Total loans .............................    86,516,039     74,392,340
  Deferred fees ...............................      (336,418)      (409,254)
  Allowance for loan losses ...................      (637,172)      (641,676)
                                                 ------------   ------------
    Loans, net ................................  $ 85,542,449   $ 73,341,410
                                                 ============   ============

         The   following   table   represents   a  summary   of  the   Company's
non-performing loans (past due 90 days or more) at the dates indicated.


                                                   June 30,     December 31,
                                                     1999           1998
                                                 ------------   ------------
                                                    (Dollars in Thousands)
Non-performing loans:
    Single family residential.................   $      3,865   $      4,165
    Multi-family .............................             --             --
    Commercial ...............................             --             --
                                                 ------------   ------------
                                                 $      3,865   $      4,165
                                                 ============   ============

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
================================================================================

         If non-accrual loans had been current in accordance with their original terms, additional interest income of approximately $0.1 million for the three months ended June 30, 1999 would have been earned. No interest has been accrued on loans greater than 89 days past due.

         For the three months and the six months ended June 30, 1999 and 1998, the Company had no investment in impaired loans as defined in accordance with SFAS No. 114, as amended by SFAS No. 118.

         The  following   table  sets  forth  the  geographic   distribution  of
properties securing the Company's loans at June 30, 1999:

                                        Single family    Multi-family           Commercial
                                         Residential     Residential            Real Estate          Total
                                        -------------    -------------         -------------     -----------
                                                             (Dollars in Thousands)
         California.................... $         812      $     6,010         $          --     $     6,822
         Delaware......................            --               --                12,398          12,398
         Florida.......................           461               --                    --             461
         Massachusetts.................            52               --                38,422          38,474
         New York......................           659           18,992                 2,925          22,576
         Other.........................         4,557               --                 1,228           5,785
                                        -------------      -----------         -------------     -----------
         Total......................... $       6,541      $    25,002         $      54,973     $    86,516
                                        =============      ===========         =============     ===========

         The following table sets forth certain information at June 30, 1999 regarding the dollar amount of loans maturing in the Company's loan portfolio based on scheduled contractual amortization, as well as the dollar amount of loans which have fixed or adjustable interest rates. Loan balances have not been reduced for (i) undisbursed loan proceeds, unearned discounts and the allowance for loan losses or (ii) nonperforming loans.

                                                                                 Maturing in
                                             -------------------------------------------------------------------------------
                                                  One        After One Year    After Five Years    After Ten
                                             Year or Less  Through Five Years  Through Ten Years      Years        Total
                                             ------------  ------------------  -----------------  ------------  ------------
                                                                           (Dollars In Thousands)
Single family residential loans.......       $      3,534    $      2,410        $        303     $        294  $      6,541
Multi-family residential loans........             25,002              --                  --               --        25,002
Commercial real estate................             54,973              --                  --               --        54,973
                                             ------------    ------------        ------------     ------------  ------------
   Total..............................       $     83,509    $      2,410        $        303     $        294  $     86,516
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

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
================================================================================

         The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated.

                                                For the Six         For the
                                                Months Ended      Year Ended
                                                  June 30,       December 31,
                                              ---------------   ---------------
                                                    1999             1998
                                              ---------------   ---------------

Balance at beginning of period..............  $    74,392,340   $    16,290,404
Originations:
   Single family residential loans..........               --                --
   Multi-family residential loans...........        4,458,069        19,186,936
   Commercial real estate loans.............        9,544,441        37,005,198
                                              ---------------   ---------------
      Total loans originated................       14,002,510        56,192,134
                                              ---------------   ---------------
Purchases:
   Single family residential loans..........               --       211,378,718
   Secured borrowing (match funded loans)...               --      (183,470,633)
   Principal repayments, net................       (1,878,811)      (25,998,283)
                                              ---------------   ---------------
Net increase in loan portfolio..............       12,123,699        58,101,936
                                              ---------------   ---------------
Balance at end of period....................  $    86,516,039   $    74,392,340
                                              ===============   ===============

NOTE 6   MATCH FUNDED RESIDENTIAL LOANS

         On November 13, 1998, the Company securitized and transferred to OAC Mortgage Residential Securities, Inc., a real estate mortgage investment conduit (the "Trust"), $173.6 million (1,808 mortgage loans) of its residential loan portfolio. On that date, the Trust issued two classes of notes secured by the related group of mortgage loans. Loan Group I consisted of approximately 1,078 mortgage loans with an aggregate principal balance of approximately $91.2 million and original terms of up to 30 years and which are secured by first liens on single family residential properties. Loan Group II consists of approximately 730 mortgage loans with an aggregate principal balance of approximately $91.0 million and original terms of up to 30 years and which are secured by first or second liens on single family residential properties. Upon the transfer, the Company received approximately $173.9 million of proceeds. The transfer did not qualify as a sale under FASB 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, the amount of proceeds from the transfer are reported as a liability in the consolidated statement of financial condition. During the three months and six months ended June 30, 1999, the Company recorded a provision for loan losses against the match funded residential loans of $0.2 million and $0.5 million, respectively.

         The following table sets forth the current unpaid principal balance, excluding deferred fees of $4.4 million, and the geographic distribution of properties securing the Company's match funded residential loans at June 30, 1999:

                                                              Match Funded
                                                              Residential
                                                            ----------------
                                                          (Dollars In Thousands)
             Michigan................................       $         30,781
             California..............................                 13,636
             Florida.................................                  7,907
             Other...................................                 79,590
                                                            ----------------
             Total...................................       $        131,914
                                                            ================

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

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
================================================================================

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

         The Company's discount loan portfolio remains unchanged at June 30, 1999 from December 31, 1998 and consists of the following:


           LOAN TYPE:
           Commercial real estate loans:
                                                         (Dollars In Thousands)
              Office....................................... $          6,859
              Retail.......................................               --
                                                            ----------------
                Total discount loans.......................            6,859
              Discount (1).................................           (1,241)
                                                            ----------------
                Discount loans, net........................ $          5,618
                                                            ================

(1) Discount generally represents the difference between the purchase price of discounted loans and their contractual face amount at the date of acquisition.

NOTE 8   INVESTMENT IN REAL ESTATE

         The investment in real estate at June 30, 1999 was comprised of four commercial office properties in San Francisco, California; an office building in Jacksonville, Florida; and three shopping plazas located in (i) Bradenton, Florida; (ii) Halifax, Nova Scotia; and (iii) Havre, Montana. The following table sets forth the Company's investment in real estate at the dates indicated:

                                                               June 30,           December 31,
                                                                 1999                 1998
                                                           ----------------     ----------------
         Office buildings................................  $    174,616,119     $    174,587,772
         Retail..........................................        32,908,577           32,328,623
         Building improvements...........................         4,571,087            1,223,185
         Tenant improvements and lease commissions.......         5,469,914            3,682,602
         Furniture and fixtures..........................            33,853                   --
                                                           ----------------     ----------------
                                                                217,599,550          211,822,182
         Accumulated depreciation........................        (6,231,487)          (3,763,461)
                                                           ----------------     ----------------
           Investment in real estate, net................  $    211,368,063     $    208,058,721
                                                           ================     ================

NOTE 9   SECURITIES   SOLD  UNDER   AGREEMENTS  TO  REPURCHASE  AND  OBLIGATIONS
         OUTSTANDING UNDER LINES OF CREDIT

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase were $73.8 million, with a weighted average interest rate of 8.56%, at June 30, 1999, compared to $138.6 million with a weighted average rate of 7.97% at December 31, 1998. These obligations are secured by certain of the Company's investments in subordinated interests in commercial mortgage-backed securities, residual interests in subprime residential loan securitizations, and U.K. mortgage loan residual securities.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
================================================================================

         The following table summarizes the maturity dates of OAC's securities sold under agreements to repurchase and the fair value of the related collateral securities as of June 30, 1999:

                                        Outstanding        Commercial Securities   Residential Securities
             Maturity Date               Borrowing               Fair Value               Fair Value
             -------------              -----------        ---------------------   ----------------------
                                                           (Dollars in Millions)
             Within 1 month .........   $       46.2          $          74.4           $          8.6
             2-5 months (1) .........           11.6                     14.5                       --
             6-12 months ............            4.4                       --                     69.8
             More than 1 year .......           11.6                       --                     49.3
                                        ------------          ---------------           --------------
             Total ..................   $       73.8          $          88.9           $        127.7
                                        ============          ===============           ==============

(1) Lenders have indicated that this borrowing will not be renewed as of September 30, 1999.

         Mortgage-related securities which are subject to repurchase agreements which secure indebtedness periodically are revalued by the lender. A decline in value of the securities may result in the lender periodically requiring the Company to (i) provide additional collateral to secure the indebtedness or (ii) deny an extension of the maturity of the debt. On May 10, 1999, the Company was informed that the repurchase agreement on certain residuals would not be renewed on the maturity date of May 17, 1999. The Company funded the maturity of this debt of $19.4 million with available cash on hand. Although to date the Company has had adequate cash, cash equivalents, and other unencumbered assets to meet calls for additional collateral, to repay a portion of the related indebtedness, and to meet its other operating and financing requirements, including its current capital expenditure plans, there can be no assurance that sufficient levels of such assets will continue to be available.

         The Company periodically enters into sales of securities under agreements to repurchase the same securities. Obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated statement of financial condition. Interest expense with respect to these obligations for the three months and the six months ended June 30, 1999 was $2.0 million and $4.7 million, respectively.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit amounted to $41.0 million at June 30, 1999. The borrowings are pursuant to a three year agreement, which is collateralized by commercial loans. The weighted average interest rate at June 30, 1999 was 6.94%. Interest expense during the three months and the six months ended June 30, 1999 was $0.7 million and $1.3 million, respectively. See Note 1 to "--OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT-REAL ESTATe" below.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT - REAL ESTATE. Obligations outstanding under lines of credit secured by real estate amounted to $143.8 million at June 30, 1999. These borrowings have a three-year term and an interest rate that floats in accordance with LIBOR. Set forth below is information regarding OAC's indebtedness relating to its investment in real estate at June 30, 1999:

                    Property               Principal Amount    Interest Rate     Maturity Date
         --------------------------------  ----------------    -------------     ---------------
                                                (Dollars In Millions)
         Bush Street Property............  $      75.0         LIBOR plus 1.75%  April, 2001 (2)
         Other...........................  $      68.8(1)      LIBOR plus 1.75%  June,  2001 (2)

(1) Represents the portion of the outstanding balance under a $200 million loan that is secured by real estate. As of June 30, 1999, OAC's investments in Cortez Plaza, 450 Sansome Street, 10 U.N. Plaza, Prudential Plaza and 690 Market Street secured this loan, and an additional $41.0 million was borrowed and secured by commercial mortgage loans under this line of credit.

(2) Subject to certain conditions, the Company may extend the maturity date by one year.

         Interest expense during the three months and six months ended June 30, 1999 was $2.7 million and $5.4 million, respectively.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
================================================================================

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


                Year                                          Redemption Rate
                ----------------------------------------      ---------------
                2002....................................           105.750%
                2003....................................           102.875
                2004 and thereafter.....................           100.000

         During the first 36 months after the date of original issue of the Notes, the Company may use the net proceeds of one or more offerings of its common stock to redeem up to 25% of the aggregate principal amount of the Notes at a redemption price of 111.50% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that, after any such redemption, the aggregate principal amount of the Notes outstanding must equal at least $112.5 million. On September 30, 1998, the Company repurchased in the open market $7.0 million of the $150.0 million outstanding Notes. At June 30, 1999, the outstanding balance of the Notes was $143.0 million. Interest expense on the Notes for the three months and six months ended June 30, 1999 was $4.1 million and $8.3 million, respectively.

         Concerning the Bonds-Match Loan Agreements, on November 13, 1998, the Company securitized and transferred to the Trust $173.6 million of its residential loan portfolio. Upon the transfer, the Company received approximately $173.4 million of proceeds. The transfer did not qualify as a sale under FAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, the amount of proceeds from the transfer are reported as a liability in the consolidated statement of Financial Condition. For more information on the Company's residential loan portfolio securitization, see Note 6 above.

         At June 30, 1999, bonds-match funded loan agreements amounted to $124.2 million and with a weighted average interest rate of 6.57%. Interest expense for the three months and six months ended June 30, 1999 was $2.3 million and $4.8 million, respectively.

NOTE 11  TAXATION

         For 1998, the Company has sought to qualify as a REIT under Sections 856 through 860 of the Code, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that is distributed to its shareholders if it distributes at least 95% of its taxable income and meets certain other income and asset tests. The Company has until the filing of its tax return to satisfy the distribution requirement. Since the Company plans to distribute 100% of its taxable income, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying consolidated financial statements. At June 30, 1999, the Company had not declared the final 1998 dividend to meet the 95% distribution requirement, which is expected to be approximately $15.5 million, or $0.82 per share. There can be no certainty that the dividend will be declared, that, if declared, the Company will have sufficient funds to pay the dividend or that the dividend would not be in a form other than cash. In addition, OAC will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of (i) 85% of its ordinary income for that year, (ii) 95% of its capital gain net income for that year and (iii) 100% of its undistributed taxable income from prior years. OAC has incurred and paid a nondeductible excise tax for 1999.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
================================================================================

         On July 25, 1999 the Company entered into a definitive merger agreement with OCN (the "Merger"). The Merger, which is structured to be taxable to the Company's shareholders, is expected to close in the fourth quarter of 1999, subject to antitrust approvals and the approval of the shareholders of each of OCN and OAC. If the Merger is consummated, the Company will no longer qualify as a REIT under the provisions of the Code, which requires a REIT to be owned by 100 or more persons. If the Company fails to qualify as a REIT, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates.

NOTE 12  COMMITMENTS AND CONTINGENCIES

         At June 30, 1999, the Company had $44.7 million in outstanding commitments to fund construction, multi-family and commercial loans. The following table details the amounts committed at such date.

                                      June 30, 1999
                                  (Dollars In Thousands)
           -------------------------------------------------------------------
           Multi-family....................................      $      20,283
           Hotels..........................................             22,298
           Offices.........................................              2,083
                                                                 -------------
             Total committed amount........................      $      44,664
                                                                 =============

         On April 20, 1999, a complaint was filed on behalf of a putative class of public shareholders of the Company in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida against OCN and the Company. On April 23, 1999, a complaint was filed on behalf of putative classes of public shareholders of the company in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida against the Company and certain directors of the Company. The plaintiffs in both complaints seek to enjoin the consummation of the merger. Alternatively, in the event the merger is consummated, the plaintiffs seek damages for alleged breaches of common law fiduciary duties.

         On June 3, 1999, Walton Street Capital, L.L.C. ("Walton") filed suit against the Company and the Operating Partnership in the Circuit Court of Cook County, Illinois. Walton has alleged that the Company committed an anticipatory breach of contract with respect to the proposed sale by the Company of all of its interest in its commercial mortgage-backed securities portfolio to Walton. Walton has claimed damages in an amount in excess of $20 million. The Company believes this suit is without merit and intends to vigorously defend against the same.

         The Company is subject to various other pending legal proceedings. Management is of the opinion that the resolution of these claims will not have a material effect on the results of operations or financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

GENERAL

         The Company is a Virginia corporation, formed in the first quarter of 1997, that has elected to be taxed as a REIT under Sections 856 through 860 of the Code. See "Recent Developments" regarding OAC's status as a REIT. The Company's primary investments have been:

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

         The Company also has invested, by way of purchase or origination, in other real estate related assets including:

o Commercial, multifamily and single-family mortgage loans, including construction and renovation loans and mezzanine loans, which comprise the Company's loan portfolio; and
o Nonperforming and subperforming mortgage loans, which generally are purchased at a discount to their aggregate unpaid principal amount and comprise the Company's discount loan portfolio.

RECENT OPERATING LOSSES; DISCONTINUANCE OF INVESTMENT ACTIVITIES

         The Company reported a net loss of $18.2 million or $0.96 per fully diluted share for the three months ended June 30, 1999. These losses were primarily attributable to a $23.9 million of losses on its securities available for sale portfolio which were comprised of a $19.0 million writedown of its residential subprime and residual mortgage-backed securities and a $4.9 million writedown of its commercial mortgage-backed securities. During the first quarter of 1999, the Company reported $8.3 million of losses on subordinates and residual interests in mortgage related securities. In 1998 the Company reported $65.1 million of losses on subordinate and residual securities and $17.1 million of losses in conjunction with the Company's AAA- rated portfolio of agency interest only and inverse floating rate interest only classes of mortgage-related securities backed by single family residential loans. Losses in these periods are attributable, in varying degrees, to increased prepayment speeds on underlying mortgage loans, widening spreads on mortgage-related securities and declining market liquidity for mortgage-related securities. Moreover, as a result of these conditions, during the past year there has been a general "flight to quality" by investors, with the result that the market for the subordinate and residual mortgage-related securities has been substantially reduced or eliminated. These factors have adversely affected the operations and financial condition of numerous companies in the financial service, REIT and mortgage-backed security sectors, including the Company.

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

RECENT DEVELOPMENTS

         On July 25, 1999 the Company entered into a definitive merger agreement with OCN (the "Merger") providing for OCN to acquire OAC for 0.71 shares of OCN common stock for each outstanding share of OAC common stock (other than those OAC shares owned by OCN or its subsidiaries). The Merger contemplates that, except in certain circumstances, OAC would declare and set a record date for the final 1998 dividend required for OAC to maintain its status as a REIT under the federal tax provisions prior to the consummation of the merger. The final 1998 dividend has been deferred by the Board of Directors of OAC and is expected to be approximately $15.5 million, or $0.82 per share. While OCN has agreed to provide in certain circumstances up to $25 million in financing for the Company's operations prior to the merger, there can be no certainty that the dividend will be declared, that, if declared, the Company will have sufficient funds to pay the dividend or that the dividend would not be in a form other than cash. The Merger, which is structured to be taxable to the OAC shareholders, is expected to close in the fourth quarter of 1999, subject to antitrust approvals and the approval of the shareholders of each of OCN and OAC. In connection therewith, on August 10, 1999, OCN filed a joint proxy and registration statement on Form S-4 with the Securities and Exchange Commission ("SEC"). If the Merger is consummated, the Company will no longer qualify as a REIT under the provisions of the Code, which requires a REIT to be owned by 100 or more persons. If the Company fails to qualify as a REIT, the Company will be subject

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

to tax (including any applicable  alternative minimum tax) on its taxable income
at  regular  corporate  rates.  See  Note  12  to  the  Consolidated   Financial
Statements.

         On August 12, 1999, the Company entered into an agreement to sell CSFB 1995-AEW1 F-1 and G-1. This transaction is expected to settle on August 17, 1999, and is expected to result in proceeds, net of financing to the Company of approximately $6.8 million. On August 13, 1999, the Company entered into a separate agreement to sell CSFB 1995-AEW1 E and G-2. This transaction is expected to settle on August 18, 1999, and is expected to result in proceeds, net of financing to the Company of approximately $9.8 million. See "Financial Condition--Securities Available for Sale" below for more detail on these commercial mortgage-backed securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         GENERAL. Net loss for the quarter ended June 30, 1999 was $18.2 million, or $0.96 per diluted share, compared to a net income of $6.6 million, or $0.35 per diluted share, for the period ended June 30, 1998. The loss for the three months ended June 30, 1999 was primarily due to net losses on securities available for sale of $23.9 million. The losses on the securities available for sale portfolio during the second quarter of 1999 were taken primarily against residential subprime bonds, reflecting continuing market illiquidity for these instruments. The Company prices its securities portfolio at fair value each month based on the lower of broker/dealer marks or internal values. Net loss for the six months ended June 30, 1999 was $19.0 million compared to $3.9 million for the same period a year ago.

        INTEREST INCOME. Interest income increased $2.6 million to $17.9 million for the three months ended June 30, 1999 from $15.3 million for the comparable period ended 1998. This increase was primarily due to additional interest income of $1.4 million on loans and $0.5 million on the securities available for sale portfolio. The increase in interest income resulted from additional investments in interest earning assets. Residential loans (including match funded loans) increased from an average balance of $118.3 million to $154.5 million and commercial and multi-family loans increased from an average balance of $40.6 million to $76.2 million. Such increases were offset by a decrease in the securities available for sale from an average balance of $319.9 million to $299.2 million. Total interest earning assets yielded 12.6% at June 30, 1999, a 0.77% increase over the yield at June 30, 1998. Interest income for the six months ended June 30, 1999 was $37.3 million compared to $22.8 million for the same period a year ago.

        INTEREST EXPENSE. Interest expense for the three months ended June 30, 1999 increased $3.6 million to $9.1 million as compared to the three months ended June 30, 1998. This increase was primarily due to a $4.1 million increase in interest expense associated with the issuance of the 11 1/2% Redeemable Notes due 2005 (the "Notes") and a $2.3 million increase due to interest expense related to the bonds-match funded loan agreements. Interest expense does not include the expense associated with the borrowings secured by investments in real estate, which is included in determining the operations of the Company's real estate. See " -Real Estate Income, Net" below. Interest expense for the six months ended June 30, 1999 was $19.0 million compared to $6.2 million for the same period a year ago.

         NET INTEREST INCOME. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them.

         The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statement of operations for the periods indicated and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

                                                                             For the Three Months Ended June 30,
                                                       -----------------------------------------------------------------------------
(Dollars In Thousands)                                                  1999                                    1998
                                                       --------------------------------------     ----------------------------------
                                                          Average                 Annualized      Average                Annualized
                                                          Balance     Interest    Yield/Rates     Balance      Interest  Yield/Rates
                                                         --------     --------    -----------     -------      --------  -----------
    Interest-earning assets:
       Repurchase agreements and interest-bearing
         deposits ....................................   $  31,597   $     326         4.13%    $   9,781  $        97      3.97%
       Securities held for trading.....................         --          --           --        20,106         (375)    (7.46)
       Securities available for sale...................    299,152      12,064        16.13       319,909       11,535     14.42
       Commercial and multi-family loan portfolio, net.     76,240       2,221        11.65        40,563        1,468     14.48
       Match funded residential loans, net.............    148,110       3,000         8.10            --           --        --
       Residential loan portfolio, net.................      6,427         132         8.22       118,348        2,178      7.36
       Discount loans, net.............................      5,618         132         9.40         9,282          423     18.23
                                                         -----------------------------------    ---------------------------------
         Total interest-earning assets.................  $ 567,144   $  17,875        12.61%    $ 517,989  $    15,326     11.84%
                                                         -----------------------------------    ---------------------------------

    Interest-bearing liabilities:
       Securities sold under agreements to repurchase..  $  92,606   $   2,039         8.81%    $ 174,024  $     3,302      7.59%
       Obligations outstanding under lines of credit...     41,015         706         6.89       132,246        2,245      6.79
       11.5% Redeemable Notes due 2005.................    143,000       4,111        11.50            --           --        --
       Bonds match funded..............................    136,488       2,253         6.60            --           --        --
                                                         -----------------------------------    ---------------------------------
         Total interest-bearing liabilities............  $ 413,109   $   9,109         8.82%    $ 306,270  $     5,547      7.24%
                                                         -----------------------------------    ---------------------------------
    Net interest income/spread (1).....................              $   8,766         3.79%               $     9,779      4.60%
                                                                     =========                             ===========
    Net interest margin (2)............................                                6.18%                                7.55%


                                                                                For the Six Months Ended June 30,
                                                       -----------------------------------------------------------------------------
(Dollars In Thousands)                                                  1999                                    1998
                                                       --------------------------------------     ----------------------------------
                                                          Average                 Annualized      Average                Annualized
                                                          Balance     Interest    Yield/Rates     Balance      Interest  Yield/Rates
                                                         --------     --------    -----------     -------      --------  -----------
    Interest-earning assets:
       Repurchase agreements and interest-bearing
         deposits .....................................  $  35,142   $     821         4.67%    $  11,896  $       296      4.98%
       Securities held for trading......................        --          --           --        36,929       (3,013)   (16.32)
       Securities available for sale....................   310,201      25,702        16.57       227,304       16,183     14.24
       Commercial and multi-family loan portfolio, net..    72,415       3,869        10.69        32,964        2,274     13.80
       Match funded residential loans, net..............   156,406       6,327         8.09            --           --        --
       Residential loan portfolio, net..................     6,899         278         8.06        70,644        2,613      7.40
       Discount loans, net..............................     5,618         259         9.22        18,057        1,326     14.69
                                                         -----------------------------------    ---------------------------------
         Total interest-earning assets.................. $ 586,681   $  37,256        12.70%    $ 397,794  $    19,679      9.89%
                                                         -----------------------------------    ---------------------------------

    Interest-bearing liabilities:
       Securities sold under agreements to repurchase... $  109,391  $   4,681         8.56%    $ 107,172  $     3,967      7.40%
       Obligations outstanding under lines of credit....     37,834      1,313         6.94        67,393        2,274      6.75
       11.5% Redeemable Notes due 2005..................    143,000      8,265        11.56            --           --        --
       Bonds match funded...............................    145,385      4,776         6.57            --           --        --
                                                         -----------------------------------    ---------------------------------
         Total interest-bearing liabilities............. $  435,610  $  19,035         8.74%    $ 174,565  $     6,241      7.15%
                                                         -----------------------------------    ---------------------------------
    Net interest income/spread (1)......................             $  18,221         3.96%               $    13,438      2.74%
                                                                     =========                             ===========
    Net interest margin (2).............................                               6.21%                                6.76%

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(2)      Net interest income divided by average interest-earning assets.

         PROVISION FOR LOAN LOSSES. The provision for loan losses during the three months ended June 30, 1999 increased $0.1 million to $0.2 million from $0.1 million during the three months ended June 30, 1998, which reflected the Company's evaluation of current economic conditions, a credit review of loans,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

an analysis of specific loan situations and the size and composition of the commercial and multi-family loan portfolio. Provision for loan losses for the six months ended June 30, 1999 was $0.5 million compared to $0.2 million for the same period a year ago.

         REAL ESTATE INCOME (EXPENSE), NET. Real estate income (expense), net decreased $0.4 million to ($0.7) million for the three months ended June 30, 1999, compared to the same period in 1998. This decrease was primarily due to a $2.6 million increase in rental operation expense, a $0.5 million increase in depreciation and amortization expense, and a $1.0 million increase in interest expense offset by a $3.7 million increase in rental income. These increases in real estate operating income and expenses, compared to the same period in 1998, were largely the result of an increase in the Company's investment in real estate, and obtaining financing on these investments. Additionally, the Company made a 1998 Canadian income tax return payment in June 1999 for $0.6 million
(CAD), which translated to $0.4 million (U.S.). Expenses related to buildings and improvements are amortized over 39 years, while expenditures for repairs and maintenance are charged to operations as incurred. Real estate income (expense), net for the six months ended June 30, 1999 was ($0.5) million compared to $0.5 million for the same period a year ago.

         OTHER EXPENSES. Other expenses increased $1.7 million to $3.9 million for the quarter ended June 30, 1999, compared to the same period in 1998. This increase was largely due to a $2.0 million increase in other expenses (which consisted generally of servicing, accounting, audit, legal, excise tax, and bond amortization expenses), which was offset in part by a $0.2 million decrease in due diligence expense and a $0.2 million decrease in management fees. The management fees payable by the Company to OCC totaled $1.5 million during the quarter ended June 30, 1999 compared to $1.7 million during the quarter ended June 30, 1998. Other expenses for the six months ended June 30, 1999 were $6.8 million compared to $3.4 million for the same period a year ago.

         LOSSES ON SECURITIES. During the 1999 second quarter, the Company incurred net losses of $23.9 million on its securities available for sale portfolio which were comprised of a $19.0 million writedown of its residential subprime and residual mortgage-backed securities and a $4.9 million writedown of its commercial mortgage- backed securities. For the six months ended June 30, 1999, net losses on securities available for sale were $31.4 million, compared to $17.1 million for the same period a year ago.

         The Company's losses on its investments in mortgage-related securities during the first and second quarters of 1999 were attributable to increased prepayment speeds on underlying mortgage loans, widening spreads on mortgage-related securities and declining market liquidity for mortgage- related securities.

         MINORITY INTEREST IN NET LOSS (INCOME) OF CONSOLIDATED SUBSIDIARY. Minority interest in net loss (income) of consolidated subsidiary was $1.8 million during the quarter ended June 30, 1999 compared to ($0.5) million during the same period in 1998. This minority interest represented the portion of the Operating Partnership's loss attributed to the limited partnership interest owned by IMIHC, an affiliate of OCC. The Company has a 91.3% ownership interest in the Operating Partnership. Minority interest in net loss (income) of consolidated subsidiary for the six months ended June 30, 1999 was $1.9 million compared to ($0.3) million for the same period a year ago.

FINANCIAL CONDITION

         SECURITIES AVAILABLE FOR SALE. The Company's investment in securities available for sale at June 30, 1999 decreased by $66.7 million to $284.5 million from $351.2 million at December 31, 1998.

At June 30, 1999, the Company's securities available for sale portfolio was $284.5 million and consisted of:

o Non-investment grade and unrated subordinate commercial mortgage-backed securities having an amortized cost of $98.6 million and a fair value of $101.9 million,

o Unrated residential subprime residuals having an amortized cost of $160.5 million and a fair value of $173.6 million, and

o Unrated subordinate residential mortgage-backed securities having an amortized cost of $9.0 million and a fair value of $9.0 million.

The Company's unrated subprime residual portfolio of $173.6 million consisted of:

o $83.3 million of seasoned residuals (securitized between 1994 and 1997) with overcollateralization reserves funded at approximately $122.7 million, and

o $90.3 million of unseasoned residuals (securitized in 1998) with overcollateralization reserves funded at approximately $29.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

         The following table sets forth the fair value and composition of the Company's securities available for sale at the dates indicated.

                                                             June 30,       December 31,
                                                               1999             1998
                                                           ----------        ----------
                                                               (Dollars In Thousands)
Mortgage-related  securities:
   Single family residential:
     Subordinates......................................    $    9,001        $   15,390
     Subprime residuals................................       173,543           218,724
                                                           ----------        ----------
         Total single family residential...............       182,544           234,114

   Multi-family residential and commercial:

     AAA-rated interest-only...........................            --               441
     A-rated interest-only.............................            --               222
     Non-rated interest-only...........................         3,535             3,135
     Non-rated principal-only..........................           452               276
     Subordinates......................................        97.957           112,966
                                                           ----------        ----------
       Total multi-family residential and commercial...       101,944           117,040
                                                           ----------        ----------
       Total mortgage-related securities...............    $  284,488        $  351,154
                                                           ==========        ==========

         The following tables detail the Company's securities available for sale portfolio at June 30, 1999, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors. Included in the tables are the following terms:

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

                                  _                                                                _
                                 |                                                                  |
                                 |                                                                  |
                                 |                                                                  |
                                 | ( 1 - Final Aggregate Balance ACTUAL    )   (       12         ) |
 Actual Life-to-Date CPR = 100 X | (     --------------------------------- ) X ( ---------------- ) |
                                 | (     Final Aggregate Balance SCHEDULED )   ( Months in Period ) |
                                 |                                                                  |
                                 |_                                                                _|

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

The following tables details the Company's securities available for sale portfolio at June 30, 1999:

                                                                                                     OVER
                                            CLASS                                             COLLATERIZATION
                                  ISSUE   DESIGNATION     RATING      COLLATERAL   BALANCE        LEVEL AT      PRODUCT TYPE AT
 SECURITIZATION        SECURITY   DATE      LETTER       AGENCIES     ISSUANCE     06/30/99       6/30/99          6/30/99
 --------------        --------   -----   -----------    --------     ----------   --------   ----------------  ---------------
                                                   (Dollars In Thousands)
 RESIDENTIAL MORTGAGE
 BACKED SECURITIES

 RESIDUALS:
 SASCO 1998-2(1)          X       Jan-98       NR       S&P, Fitch     $600,052   $ 404,957    1.30% OC   26% Fixed, 69% 2/28 ARM
 SASCO 1998-3(1)          X       Mar-98       NR       S&P, Fitch      769,671     523,357    2.57% OC   10% Fixed, 77% 2/28 ARM
 MLMI 1998-FF1(2)         X       Jun-98       NR       S&P, Fitch      198,155     136,486    2.18% OC   10% 1/29 ARM, 88% 2/28 ARM
 PANAM 1997-1(3)          X       Dec-97       NR      S&P, Moody's     113,544      71,777    6.30% OC   26% 6mo ARM, 66% 2/28 ARM
                     Prepay Pen.
 LHELT 1998-2(4)          X       Jun-98       NR     Moody's, Fitch    209,225     154,635    4.97% OC   42% Fixed, 38% 2/28 ARM
 EQUICON 1994-2(5)    B Fix, B-2  Oct-94       NR      S&P, Moody's,     78,846      21,197    6.10% OC   100% Fixed
                                                           Fitch
                     QS Fix, QS-2              NR
                     B Var., B-2               NR                        32,306       5,586   19.54% OC   100% 6mo ARM
 EQUICON 1995-1(5)    B Fix, B-2  May-95       NR      S&P, Moody's,     70,024      16,892   15.63% OC   100% Fixed
                                                           Fitch
                     B Var., B-2               NR                        40,519       6,781   17.50% OC   100% 6mo ARM
 EQUICON 1995-2(5)    B Fix, B-2  Oct-95       NR      S&P, Moody's      79,288      23,107   14.97% OC   100% Fixed
                     B Var., B-2               NR                        39,667       7,349   17.81% OC   100% 6mo ARM
 ACCESS 1996-1(6)     B Fix, B-2  Feb-96       NR      S&P, Moody's     120,015      39,103    8.24% OC   100% Fixed
                     B Var., B-2               NR                        55,362      10,520   14.45% OC   100% 6mo ARM
 ACCESS 1996-2(6)      B-I, B-1   May-96       NR      S&P, Moody's     142,259      49,722   13.68% OC   100% Fixed
                     BI-S, BI-S-1              NR
                      B-II, B-1                NR                        68,345      13,162   16.32% OC   100% ARM
                        BII-S,                 NR
                       BII-S-1
 ACCESS 1996-3(6)      B-I, B-1   Aug-96       NR      S&P, Moody's     107,712      38,640   13.17% OC   100% Fixed
                     BI-S, BI-S-1              NR
                      B-II, B-1                NR                        99,885      20,634   23.74% OC   100% ARM
                        BII-S,                 NR
                       BII-S-1
 ACCESS 1996-4(6)       B, B-1    Nov-96       NR      S&P, Moody's     239,778      72,774   17.30% OC   51% Fixed, 49% ARM
                      B-S, B-S-1               NR
 ACCESS 1997-1(6)       B, B-1    Feb-97       NR      S&P, Moody's     276,442     103,859   19.16% OC   57% Fixed, 43% ARM
                      B-S, B-S-1               NR
 ACCESS 1997-2(6)       B, B-1    May-97       NR      S&P, Moody's     185,197      74,366   12.45% OC   52% Fixed, 48% ARM
                      B-S, B-S-1               NR
 ACCESS 1997-3(6)       B, B-1    Oct-97       NR      S&P, Moody's     199,884      92,176    7.95% OC   46% Fixed, 54% ARM
                      B-S, B-S-1               NR
 OCWEN 98 - OAC-1        N/A      Nov-98       NR      S&P, Moody's     182,178     134,956    7.93% OC   24% Fixed, 72% 1/1 CMT
 CMR1(8)               Deferred   Apr-96       NR        S&P, Duff       47,802(9)   22,423    8.93% RF   100% Amortizing
                         Comp

 CMR2(8)               Deferred   Nov-96       NR    S&P, Duff, Fitch   106,692(9)   49,135    9.32% RF   89.97% Amort 10.03% IO
                         Comp                                                                             mortgages

 CMR3(8)               Deferred   Nov-96       NR    S&P, Duff, Fitch   195,610(9)   92,541   12.89% RF   73.32% Amort 26.68% IO
                         Comp                                                                             mortgages

 CMR4(8)               Deferred   Feb-97       NR    S&P, Duff, Fitch   108,630(9)   59,955    6.26% RF   89.80% Amort 10.20% IO
                         Comp                                                                             mortgages
 CMR6(8)               Deferred   May-97       NR    S&P, Duff, Fitch    91,442(9)   50,665    6.52% RF   95.55% Amort 4.45% IO
                         Comp                                                                             mortgages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

                                                                                                     OVER
                                              CLASS                                             COLLATERIZATION
                                    ISSUE   DESIGNATION     RATING      COLLATERAL   BALANCE        LEVEL AT      PRODUCT TYPE AT
 SECURITIZATION        SECURITY     DATE      LETTER       AGENCIES     ISSUANCE     06/30/99       6/30/99          6/30/99
 --------------        --------     -----   -----------    --------     ----------   --------   ----------------  ---------------
 SUBORDINATES:                                       (Dollars In Thousands)
 SBMS 1997-HUD1(11)       B5        Apr-97  B2, n.a.    Moody's, DCR      326,147    216,172         3.53%          97% Fixed
                          B6        Apr-97     NR                              --         --         None
 ORMBS 1998-R1(12)        B4        Mar-98     NR       Moody's, DCR      565,411    514,342         None           98% Fixed
 GECMS 1994-12(13)        B4        Mar-94     NR   Moody's, Fitch, S&P   516,732    247,688         None          100% Fixed

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

                                       WEIGHTED    WEIGHTED       ACTUAL        ACTUAL        ACTUAL
                                        AVERAGE     AVERAGE     DELINQUENCY  LIFE TO DATE  LIFE TO DATE         YIELD TO
                                     INTEREST RATE  LTV AT:         AT:         CPR AT:     LOSSES AT:        MATURITY AT:
    SECURITIZATION        SECURITY    AT: 6/30/99   6/30/99       6/30/99       6/30/99       6/30/99       PURCHASE 6/30/99
    --------------        --------   ------------- --------     -----------  ------------  ------------     ----------------
    RESIDENTIAL MORTGAGE
    BACKED SECURITIES                                                   (Dollars In Thousands)

    RESIDUALS:
    SASCO 1998-2              X          10.13%      75.09%         12.28%        23.75%      $1,452         16.00%     8.52%
    SASCO 1998-3(1)           X           9.75       76.96           9.32         26.09        1,104         17.04      7.70
    MLMI 1998-FF1(2)          X           9.39       77.58           7.71         28.64           46         18.57     11.84
    PANAM 1997-1(3)           X          10.13       81.18          17.52         26.52        1,380         22.45      6.45
                         Prepay Pen.                                                                         25.69     15.52
    LHELT 1998-2(4)           X          10.05       76.93          10.64         23.92            0         18.55     22.46
    EQUICON 1994-2(5)    B Fix, B-2       9.92       68.36          20.15         34.12          996         18.00     75.58
                        QS Fix, QS-2
                         B Var., B-2     10.62       81.88                                                   18.00     29.83
    EQUICON 1995-1(5)    B Fix, B-2      12.06       66.45          34.80         32.62        2,181         18.00     15.90
                         B Var., B-2     11.20       77.14                                                   18.00     75.29
    EQUICON 1995-2(5)    B Fix, B-2      10.84       72.79          31.65         37.16        2,016         18.00     32.80
                         B Var., B-2     11.19       73.10                                                   18.00     63.30
    ACCESS 1996-1(6)     B Fix, B-2      10.87       73.33          29.64         35.11        2,488         18.00     27.81
                         B Var., B-2     11.17       77.67                                                   18.00     19.18
    ACCESS 1996-2(6)      B-I, B-1       11.04       74.99          30.56         36.58        3,387         18.00     17.01
                        BI-S, BI-S-1
                          B-11, B-1      11.19       78.14                                                   18.00     13.85
                           BII-S,
                           BII-S-1
    ACCESS 1996-3(6)      B-I, B-1       11.43       76.57          37.50         39.48        2,382         18.00     20.69
                        BI-S, BI-S-1
                          B-II, B-1      11.55       79.82                                                   18.00     15.62
                           BII-S,
                           BII-S-1
    ACCESS 1996-4(6)       B, B-1        11.71       79.09          40.00         40.04        2,914         18.00     14.38
                         B-S, B-S-1
    ACCESS 1997-1(6)       B, B-1        11.46       81.16          39.52         39.46        4,512         18.00     13.76
                         B-S, B-S-1
    ACCESS 1997-2(6)       B, B-1        11.37       80.31          36.02         40.75        1,958         18.00     10.13
                         B-S, B-S-1
    ACCESS 1997-3(6)       B, B-1        11.16       80.20          30.75         39.48        1,194         18.00     16.40
                         B-S, B-S-1
    OCWEN 98-OAC-1(7)        N/A          8.66       79.87           6.09         35.64            2          N/A        N/A
    CMR1(8)             Deferred Comp    13.44         N/A          37.88         21.05          610         18.00    128.06
    CMR2(8)             Deferred Comp    12.50         N/A          30.25         21.93          910         18.00     57.66
    CMR3(8)             Deferred Comp    13.63         N/A          18.08         17.94        2,312         18.00     20.92
    CMR4(8)             Deferred Comp    13.78         N/A          37.35         19.45        1,100         18.00     34.04
    CMR6(8)             Deferred Comp    13.61         N/A          36.40         21.58          607         18.00     38.07

    SUBORDINATES:
    SBMS 1997-HUD1(11)       B5           9.80      108.29          10.50         15.23        8,842         16.87     19.81
                             B6                                                                              22.86     26.60
    ORMBS 1998-R1(12)        B4           8.94       90.80          21.18          7.26       11,364         13.75      5.92
    GECMS 1994-12(13)        B4           6.82       66.31           0.46          8.20            0         19.37     20.47

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

                                                                CLASS                                        SUBORDINATION
                                                             DESIGNATION                                        LEVEL AT
SECURITIZATION                  SECURITY      ISSUE DATE        LETTER         RATING AGENCIES          ISSUANCE        6/30/99
--------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL MORTGAGE
BACKED SECURITIES

NASC 1996 MD-V  1                 B-2            Apr-96           B            S&P, Duff, Fitch             0.00%         0.00%
CSFB 1995-AEW1  2                  E             Oct-95           BB              S&P, Fitch               13.75         36.59
                                  F-1                             B                                         4.80         12.98
                                  G-1                             NR                                        0.00          0.00
                                  G-2                             NR                                        0.00          0.00
MRAC 1996-C2  3                    K             Dec-96           B-            Fitch, Moody's              2.50          2.72
                                  L-1                           NR-PO                                       0.00          0.00
                                  L-2                           NR-IO                                       0.00          0.00
BTC 1997-S1  4                    E, F           Dec-97          BB/B             S&P, Fitch               19.00         45.17
                                 Equity                           NR                                        0.00          0.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


                                                         Actual   Actual
                            Weighted Weighted            Life to  Life to
                            Average   Average    Actual    Date     Date         Class Size %         Yield to       Collateral
                            DSCR at   LTV at  Delinquency CPR at  CPR at        Of Total as of       Maturity at     Balance at
Securitization     Security Issuance Issuance   6/30/99  6/30/99  6/30/99     Issuance   6/30/99 Purchase 6/30/99 Issuance   6/30/99
--------------     -------- -------- --------   -------  -------  ---------   --------   ------- -------- ------- --------   -------
                                                       (Dollars in thousands)
COMMERCIAL MORTGAGE
BACKED SECURITIES

NASC 1996 MD-V (1)   B-2      1.69     62.0%      0.0%     0.0%    $    0       4.36%      4.50%   9.90%   9.98%  $773,693   749,570
CSFB 1995-AEW1 (2)   E        1.26     71.8%      5.1%     n/a     $  708      11.00      29.75    7.93    7.80   $288,906   106,379
                     F-1                                                        1.80       4.87    9.75    9.87
                     G-1                                                        4.80      12.98   12.84   15.41
                     G-2                                                        5.72      14.80   14.87   17.37
MRAC 1996-C2 (3)     K        1.36     69.1%      0.3%     n/a     $    0       1.50       1.63   12.10   12.43   $512,102   470,946
                     L-1                                                        2.50       2.72   12.31   19.48
                     L-2                                                        2.50       2.72   12.82   15.90
BTC 1997-S1  (4)     E, F     1.27    106.0%     18.6%   48.37%    $2,512      14.50      34.47    8.36    8.50   $303,946   127,853
                    Equity                                                     19.00      45.17   21.19   26.53

ISSUERS:
(1)  Nomura Asset Securities Corporation
(2)  CS First Boston Mortgage Securities Corp.
(3)  Midland Realty Acceptance Corp.
(4)  BTC Mortgage Investors Trust 1997-S1
(5)  Merrill Lynch Mortgage Capital, Inc.

         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie the Company's securities available for sale portfolio at June 30, 1999.

  Description                       California        Florida           Texas           New York         Maryland         Other (1)
-------------------------------  --------------    ------------    --------------    -------------    -------------    ------------
                                                                        (Dollars In Thousands)

  Residential properties.......  $      545,032    $    249,330    $      146,103    $      88,796    $     112,686    $  1,775,324

  Commercial properties........         298,579         128,745           170,170           86,929           81,870         688,455
                                 --------------    ------------    --------------    -------------    -------------    ------------

  Total........................  $      843,611    $    378,075    $      316,273    $     175,725    $     194,556    $  2,463,779
                                 ==============    ============    ==============    =============    =============    ============

  Percentage (2)...............           19.30%           8.65%             7.23%            4.02%            4.45%          56.35%
                                 ==============    ============    ==============    =============    =============    ============

(1)      No other individual state makes up more than 5% of the total.
(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

         The following table summarizes information relating to the Company's mortgage-related securities available for sale at June 30, 1999.

                                                                                                ANTICIPATED             ANTICIPATED
                                                                                  ORIGINAL      UNLEVERAGED               WEIGHTED
                                                                                 ANTICIPATED     YIELD TO                 AVERAGE
              RATING/                 AMORTIZED                       PERCENT     YIELD TO      MATURITY AT              REMAINING
           DESCRIPTION                  COST        FAIR VALUE         OWNED      MATURITY      6/30/99 (2)   COUPON       LIFE (3)
           -----------                  ----        ----------         -----      --------      -----------   ------    -----------
                                                                          (Dollars In Thousands)
SINGLE FAMILY RESIDENTIAL
Unrated residuals...................   $160,471       $173,543         100.00%       17.58%         19.26%      0.00%        6.58
B-rated subordinates................      4,032          4,032         100.00        16.87          19.81       7.75         5.40
Unrated subordinates................      5,046          4,969          51.40        15.92          11.07       7.01         3.76
                                       --------       --------
     Total single family............    169,549        182,544
                                       --------       --------
MULTI-FAMILY/COMMERCIAL
BB-rated subordinates...............     54,370         55,786          86.93         8.24           8.31       7.71         3.47
B-rated subordinates................     23,163         23,157          77.61        10.32          10.40       8.44         9.79
Unrated subordinates................     17,602         19,014         100.00        15.65          18.87       7.50         5.36
Unrated IOs (1).....................      3,162          3,535         100.00        12.79          15.90       7.23        12.05
Unrated POs (1).....................        276            452         100.00        12.31          19.48       0.00        12.05
                                       --------       --------
     Total multi-family/commercial       98,573        101,944
                                       --------       --------
     Total mortgage related
       securities...................   $268,122       $284,488
                                       ========       ========

(1) These securities relate to the same mortgage-related security, thus giving the Company both the principal and interest components to the particular class.

(2)      Changes in the June 30, 1999  anticipated  yield to maturity  from that
         originally   anticipated   are  primarily  the  result  of  changes  in
         prepayment assumptions and to a lesser extent loss assumptions.

(3) Equals the weighted average duration based off of June 30, 1999 book value.

         The following table sets forth the property types of the Company's commercial mortgage-backed securities at June 30, 1999, based upon the principal amount.

                                                         Percentage
                            Property type                 Invested
                     ------------------------------   ---------------
                     Retail........................         29.4%
                     Multi-family..................         19.3
                     Hotel.........................         16.1
                     Office........................          6.7
                     Industrial....................          5.0
                     Mixed use.....................          3.2
                     Other.........................         20.3
                                                        --------
                     Total.........................        100.0%
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

         The Company determines the present value of anticipated cash flows of its mortgage-related securities utilizing valuation assumptions appropriate at the time of each acquisition or securitization transaction. The significant valuation assumptions include the anticipated prepayment speeds and the anticipated credit losses related to the underlying mortgages. In order to determine the present value of this estimated excess cash flow, the Company currently applies a discount rate of 18% to the projected cash flows on the unrated classes of securities. The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. The Company makes assumptions as to the prepayment rates of the underlying loans, which the Company believes are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During the second quarter of 1999,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

the Company utilized proprietary prepayment curves generated by the Company (reaching an approximate range of annualized rates of 8%-56%). In its estimates of annual loss rates, the Company utilizes assumptions that it believes are reasonable. The Company estimates annual losses of between 0.60% and 4.72% of the underlying loans.

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

         Subordinate and residual interests are affected by the rate and timing of payments of principal (including prepayments, repurchase, defaults and liquidations) on the mortgage loans underlying a series of mortgage-related securities. The rate of principal payments may vary significantly over time depending on a variety of factors, such as the level of prevailing mortgage loan interest rates and economic, demographic, tax, legal and other factors. Prepayments on the mortgage loans underlying a series of mortgage-related securities are generally allocated to the more senior classes of mortgage-related securities. Although in the absence of defaults or interest shortfalls all subordinates receive interest, amounts otherwise allocable to residuals generally are used to make payments on more senior classes or to fund a reserve account for the protection of senior classes until overcollateralization or the balance in the reserve account reaches a specified level. In periods of declining interest rates, rates of prepayments on mortgage loans generally increase, and if the rate of prepayments is faster than anticipated, then the yield on subordinates will be positively affected and the yield on residuals will be negatively affected. Continued market illiquidity on subprime residential mortgage-backed securities was a significant factor in the $23.9 million loss in the second quarter of 1999.

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

         For additional information on commercial mortgage-backed securities, see "Recent Developments" above and Note 12 to the Consolidated Financial Statements.

         COMMERCIAL AND MULTI-FAMILY LOAN PORTFOLIO. The Company's investment in commercial and multi-family loans amounted to $79.5 million at June 30, 1999, a $14.2 million increase over the $65.3 million investment at December 31, 1998. See Note 12 to the Consolidated Financial Statements.

         The following table sets forth the composition of the Company's commercial and multi-family loan portfolio by type of loan at the dates indicated.

                                                   June 30,     December 31,
                                                    1999           1998
                                                ------------    ------------
Multi-family residential loans ..............   $ 25,002,338    $ 20,544,269
Commercial real estate and land loans:
     Hotels .................................     23,998,171      21,304,912
     Office buildings .......................     30,975,076      24,123,894
                                                ------------    ------------
      Total .................................     79,975,585      65,973,075
Deferred fees ...............................        (70,955)        (48,434)
Allowance for loan losses ...................       (426,585)       (641,676)
                                                ------------    ------------
     Commercial and multi-family loans, net..   $ 79,478,045    $ 65,282,965
                                                ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

         The Company maintains an allowance for loan losses at a level which management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. At June 30, 1999, the Company had an allowance for loan losses in the amount of $0.4 million on the commercial and multi-family loan portfolio.

         The following table sets forth certain information regarding the loans in the Company's commercial and multi-family loan portfolio at June 30, 1999.

                                                                                                STABILIZED
                                                LOAN AMOUNT                RATIO OF   LOAN PER     DEBT
                                        LOAN    OUTSTANDING   TYPE OF      LOAN TO  UNIT/SQUARE  COVERAGE  COUPON
      LOAN            LOCATION         AMOUNT    AT 6/30/99    LOAN         COST       FOOT      RATIO(1)   RATE       SIZE
---------------   ----------------    ---------------------  ---------     -------- ----------- ---------- ------   ---------
MULTI-FAMILY                                             (Dollars In Thousands)
RESIDENTIAL:
Fourth & Harrison San Francisco, CA    $11,550   $ 6,010    Construction        85%        72        1.22   9.630%  160 units

241 Church Street New York, NY          30,280    15,957    Conversion          88        582         N/A   9.000   52 units

459 Washington
 Street           New York, NY           3,455     3,035    Conversion          61        314         N/A  10.500   11 units

COMMERCIAL:
Doubletree Hotel  Lowell, MA             7,652     7,447    Renovation          85         31         1.9  10.000   249 rooms

Hawthorn Suites
 Hotel            Schaumburg, IL         7,629     1,228    Construction        65         56        1.59   8.750   136 suites

Thompson
 Street Hotel     New York, NY          17,715     2,925    Construction        80        209        1.66  10.000   100 rooms

Wyndham Garden
 Hotel            Wilmington, DE        13,300    12,398    Renovation          67         61         2.2   8.650   291 rooms

Landmark III-GTE  Burlington, MA        33,058    30,975    Renovation          85        114        1.18   9.250   291,007 sq.ft.
                                      --------  --------
                                      $124,639  $ 79,975
                                      ========  ========

(1) Represents the net income of the stabilized property divided by debt service required by the loan.

         RESIDENTIAL LOAN PORTFOLIO. The Company's investment in residential loans decreased to $6.1 million at June 30, 1999 from an investment of $8.1 million at December 31, 1998. At June 30, 1999, $3.9 million of the residential loan portfolio was past due 90 days or more, compared to $4.2 million at December 31, 1998. During the second quarter of 1999, the Company recorded a provision for loan losses of $0.2 million.

         DISCOUNT LOAN PORTFOLIO. Nonperforming and subperforming mortgage loans may presently be in default or may have a greater than normal risk of future defaults and delinquencies, compared to newly-originated, high-quality loans of comparable type, size and geographic concentration. Returns on an investment of this type depend on the borrower's ability to make required payments or, in the event of default, the ability of the loan's servicer to foreclose and liquidate the mortgage loan. There can be no assurance that the Company will be able to liquidate a defaulted mortgage loan successfully (through sale of the security property or otherwise) or in a timely fashion.

         At June 30, 1999 and December 31, 1998, the Company's net discount loan portfolio amounted to $5.6 million or 0.7% of the Company's total assets. All of the Company's discount loan portfolio is secured by first mortgage liens on real estate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

         At June 30, 1999 and December 31,1998, the Company's discount loans consisted of a 13.83% participation interest in a loan pool, which had an outstanding principal balance of $6.9 million. The collateral for the loans consists of two office buildings located in midtown Manhattan, New York. The loans are serviced by the Bank, which holds the remaining interest in these loans.

         The following table sets forth the activity in the Company's gross discount loan portfolio during the periods indicated:

                                                          For the Six
                                                          Months Ended       For the Year Ended
                                                            June 30,             December 31,
                                                              1999                  1998
                                                        ---------------      ------------------
                                                                (Dollars In Thousands)
Balance at beginning of period.....................     $     6,858,836       $    42,528,782
Acquisitions.......................................                  --                    --
Resolutions and repayments(1)......................                  --            (2,349,969)
Loans transferred to investment in real estate.....                  --           (33,436,930)
Foreign exchange gain (loss).......................                  --               116,953
                                                        ---------------       ---------------
Balance at end of period...........................     $     6,858,836       $     6,858,836
                                                        ===============       ===============

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

         INVESTMENT IN REAL ESTATE. At June 30, 1999, and December 31, 1998, the Company's investments in real estate consisted of eight properties which had an aggregate carrying value of $211.4 million and $208.1 million, respectively. A total of four of the properties currently owned by the Company with an aggregate carrying value of approximately $146.3 million are located in San Francisco, California. Three of these properties are located in the financial district of San Francisco, and one property is located in the adjacent civic center district of San Francisco. The Company believes that the office market in San Francisco, particularly the financial district, is characterized by limited new supply and significant barriers to entry. Low vacancy rates, coupled with lack of new construction, are leading to increased rental rates. Government regulation of development in conjunction with local construction costs and a lack of developable land provide significant barriers to entry to this area. The Company believes that its investments in real estate in San Francisco are well located and benefit from their proximity to the majority of the city's office, retail and hotel accommodations.

         The Company's earthquake insurance relating to its four properties in San Francisco is in the aggregate amount of $50 million, which is the probable maximum loss estimated to be sustained in the event the most powerful earthquake recorded in California were to occur at the properties, as determined by an independent structural engineer. In the event of such probable maximum loss of $50 million, such damage would be insured, less a deductible of approximately 5% of total value at risk. In the event of a more catastrophic earthquake or damages in excess of $50 million, the Company would not be insured for such losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

         The Company's net investment in real estate increased to $211.4 million at June 30, 1999 from $208.1 million at December 31, 1998 and is comprised of the following properties:

      Date                                                                                                         Book Value at
      Acquired         Property                  Location                    Square Feet       Property Type       June 30, 1999
      -----------      -----------------------   -----------------------     -----------       -------------     ---------------
                                                         (Dollars In Thousands)
      04/08/98         225 Bush Street........   San Francisco, CA               570,637        Office Bldg.       $     105,028
      09/23/97         450 Sansome Street.....   San Francisco, CA               130,437        Office Bldg.              20,390
      01/23/98         690 Market Street......   San Francisco, CA               124,692        Office Bldg.              14,934
      09/03/97         10 U.N. Plaza..........   San Francisco, CA                71,636        Office Bldg.              10,450
      07/22/98         841 Prudential Drive...   Jacksonville, FL                488,080        Office Bldg.              32,839
      11/10/97         Cortez Plaza...........   Bradenton, FL                   289,686        Shopping Ctr.             19,344
      04/09/98         7075 Bayers Road.......   Halifax, Nova Scotia            402,529        Shopping Ctr.             12,673
      10/01/98         Holiday Village........   Havre, MT                       223,355        Shopping Ctr.              1,941

                                                                                        Accumulated depreciation
                                                                                                and amortization          (6,231)
                                                                                                                   -------------
                                                                                                                   $     211,368
                                                                                                                   =============

         Set forth below is a brief description of each of the Company's investments in real estate at June 30, 1999.

         225 BUSH STREET. In April 1998, the Company acquired an existing 570,637 square foot, 22-story, Class A office building located at 225 Bush Street in the financial district of San Francisco, California for $100.2 million. Bush Street was originally constructed in 1923, expanded in 1994 and brought up to 1992 building code seismic standards during 1992-94. Originally built as the world headquarters of Chevron of USA, Inc. ("Chevron"), it was sold in 1994 as Chevron sought to relocate its executive offices. The Company is projecting to make an additional investment of approximately $17.0 million to make tenant improvements and pay leasing commissions and to upgrade mechanical, HVAC, and electrical systems, fire, and life/safety systems under the Americans with Disabilities Act of 1990 (the "ADA"), as well as upgrades and improvements to the ground floor retail and annex entrance lobby. Approximately $7.5 million is budgeted for 1999. As of June 30, 1999, the Bush Street Property was 97% leased.

         450 SANSOME STREET. In September 1997, the Company acquired a 130,437 square foot, 16-story, Class B office building located at 450 Sansome Street in the financial district of San Francisco, California. The Company purchased this property for $17.2 million. The property was built in 1967 and upgraded in certain respects in 1989 and 1990. The property was acquired from a lender who had taken title through foreclosure. As a result, average rent per square foot amounted to approximately $18.00 at the date of acquisition. During the next five years, leases on 86% of the space in the property expire. The Company plans to invest approximately $7.3 million in this property in various renovations including the entrance lobby, elevator cabs, bathrooms, hallways, certain building systems and compliance with the ADA as well as tenant improvements and pay leasing commissions. Approximately $4.0 million is budgeted for 1999. The building was approximately 92% leased as of June 30, 1999. Three new leases totaling approximately 21,400 square feet were executed in the second quarter of 1999.

         690 MARKET STREET. In January 1998, the Company acquired a 124,692 square foot, 16-story, Class C office building located at 690 Market Street in the financial district of San Francisco, California. The property was purchased for $13.7 million. The property was originally constructed in 1888 and has undergone numerous renovations. At the date of acquisition, approximately 41% of the building was available for releasing by the end of 1998, of which existing rents averaged $14.06 per square foot. The Company has recently executed fifteen new leases totaling approximately 29,000 square feet, which increased building occupancy to 83% as of June 30, 1999. The Company is projecting to invest approximately $7.0 million in structural upgrades, a sprinkler system and ADA upgrades, deferred maintenance, tenant improvements and leasing commissions. Approximately $5.0 million is budgeted for 1999.

         10 UNITED NATIONS PLAZA. In September 1997, the Company acquired a 71,636 square foot, six-story, Class B office building located at 10 United Nations Plaza in the civic center district of San Francisco. The Company purchased this property, which was built in 1982, for $9.1 million. At the date of acquisition, the property was substantially leased and the average rent per square foot was $13.76. The building was 12% leased as of June 30, 1999, but two new leases totaling 31,227 square feet were executed during the first quarter of 1999 which will increase occupancy to approximately 55% when tenant improvements are completed in July and September 1999, respectively. The remaining space is

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

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

         CORTEZ PLAZA. In November 1997, the Company purchased Cortez Plaza, a 289,686 square foot shopping center located in Bradenton, Florida, a suburb of Tampa. The Company purchased this property, which was built in 1956 and renovated in 1988, for $18.4 million. In a separate transaction, the fee simple title to a large portion of the shopping center that had been subject to a ground lease was purchased simultaneously for $0.7 million, which resulted in a total investment in this property of $19.3 million. By simultaneously acquiring fee simple title to a ground lease that encumbered a large part of the shopping center's parking lot, the Company believes that it immediately improved the value and marketability of the project. As of June 30, 1999, the shopping center was 94.6% leased with national and regional tenants, including Publix, PetSmart, Circuit City, Walgreens, Montgomery Ward (which petitioned bankruptcy court to affirm their lease) and BankAmerica, comprising 75% of the leaseable area. Below market leases covering approximately 9.4% of the center expire during the remainder of 1999 and 2000.

         BAYER'S ROAD SHOPPING CENTRE. In April 1998, the Company acquired the Bayers Road Shopping Centre, which is located at 7075 Bayers Road in Halifax, Nova Scotia. The property was acquired by foreclosure on the loans secured by the property, which was acquired by the Company at a discount in September 1997. The property contains 402,529 square feet of space, which consists primarily of retail space but also includes some office space and storage space. The original buildings were built in 1956 and were enclosed and expanded in several phases between 1971 and 1987. Major tenants of the property currently consist of Zellers, Lawton's and Mark's Work Warehouse. The property was approximately 73% leased at June 30, 1999. The Company currently is implementing an operating plan to establish the second level as a strong community shopping center anchored with both national and regional value-oriented retailers, while filling the lower level with service providers, discount retailers and entertainment uses. The upper level would remain office space. Additional capital required for the redevelopment and budgeted for 1999 totals $12.8 million.

         HOLIDAY VILLAGE SHOPPING CENTRE. In October 1998, the Company acquired the Holiday Village Shopping Centre, which is located at 1753 Highway 2 West in Havre, Montana. The property was acquired by foreclosure on the loan secured by the property, which was acquired by the Company at a discount in November 1997. The property contains 223,355 square feet of retail space. The original building was built in 1978. Ownership of the property is subject to two ground leases, the disposition of which is currently being negotiated. The major tenant at the property currently is Herberger's. The property was approximately 51% leased at June 30, 1999. The Company currently is developing a leasing plan to stabilize the property that will include leasing one of the vacant anchor spaces to a national or regional anchor tenant and lease the balance of the in-line space to local and regional tenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

         The following table sets forth the cost of improvements for each investment in real estate through June 30, 1999.

                                 Budgeted    Actual Cost                                              Rents due
                       Initial    Cost of        of                                                   and accrued Total
                       Cost to  Improvements Improvements Impairment         Book Value   Accumulated  at end of  Rental
     Property          Company   for 1999      to Date    Writedown   Sales  at 06/30/99  Depreciation  period    Income
------------------------------------------------------------------------------------------------------------------------
                                                           (Dollars In Thousands)
225 Bush Street ....   $101,632   $ 7,536      $ 3,396     $    --   $    --   $105,028      $2,945     $1,103   $ 5,782
450 Sansome Street .     17,205     3,988        3,185          --        --     20,390         717        125     1,276
690 Market Street ..     13,707     5,014        1,227          --        --     14,934         445         43     1,283
10 U.N. Plaza ......      9,080     3,414        1,370          --        --     10,450         360          3        80
841 Prudential Dr...     32,827       484           12          --        --     32,839         608      1,622     4,185
Cortez Plaza .......     19,244     1,354          100          --        --     19,344         701        307     1,500
7075 Bayers Road ...     15,219    10,782        1,356      (3,902)       --     12,673         424        238     1,820
Holiday Village ....      1,791       350          150          --        --      1,941          31          8       224
Park Center I ......      1,534        --           --          --    (1,534)        --          --         --        --
                       --------   -------      -------     -------   -------   --------      ------     ------   -------

   Total ...........   $212,239   $32,922      $10,796     $(3,902)  $(1,534)  $217,599      $6,231     $3,449   $16,150
                       ========   =======      =======     =======   =======   ========      ======     ======   =======

         The following table sets forth a summary schedule of the total lease expirations for the Company's investments in real estate for leases in place as of June 30, 1999, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                                              Percentage of                     Average Base     Percentage of
                                                                Aggregate       Annualized        Rent per         Aggregate
                            Number of       Square Footage      Portfolio      Base Rent of    Square Foot of      Portfolio
       Year of Lease         Leases          Of Expiring      Leased Square      Expiring         Expiring      Annualized Base
        Expiration          Expiring            Leases            Feet            Leases          Leases(3)           Rent
       -------------        ---------       --------------    -------------    ------------    --------------   ---------------
           1999(1)              42              208,858           11.69%       $ 1,302,376(2)         6.24             8.78%
           2000                 49              152,066            8.51          1,624,860           10.69            10.96
           2001                 50              123,120            6.89          1,196,923            9.72             8.07
           2002                 54              605,314           33.86          5,271,294            8.71            35.55
           2003                 19               32,289            1.81            451,567           13.99             3.04
           2004                 15               91,682            5.13          1,047,598           11.43             7.06
           2005                  4               29,120            1.63            103,035            3.54             0.69
           2006                  9              117,223            6.56            500,101            4.27             3.37
           2007                  5               93,387            5.23            769,962            8.24             5.19
           2008                  7              138,778            7.77          1,779,377           12.82            12.00
       2009 & beyond             8              195,122           10.92            785,033            4.02             5.29
                             -----           ----------        --------        -----------                          -------
                               262            1,786,959          100.00%       $14,832,126                           100.00%
                             =====           ==========        ========        ===========                          =======

(1) Lease year runs from January 1 to December 31 for all years except for 1999, in which the lease year is July 1 to December 31, 1999.
(2) Annualized base rent is calculated based on the amount of rent scheduled from January 1 of the listed year to the lease expiration, except for 1999 in which the amount is based on the rent schedule from July 1 to the lease expiration.
(3) Average base rent per square foot is calculated using the annualized base rent divided by the square footage.

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

         Noncancelable operating leases with tenants expire on various dates through 2028. The future minimum rental income (base rent) to be received under leases existing as of June 30, 1999, are as follows:

                              (Dollars In Thousands)
                1999..........................................  $ 13,053
                2000..........................................    23,000
                2001..........................................    20,629
                2002..........................................    15,566
                2003..........................................    10,273
                Thereafter....................................    45,582
                                                                --------
                     Total                                      $128,103
                                                                ========

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

         At June 30, 1999, the Company had total consolidated indebtedness of $548.6 million, of which all but $143.0 million of outstanding Notes was secured indebtedness, as well as $22.8 million of other liabilities. This consolidated indebtedness consisted of: (i) $73.8 million of repurchase agreements, of which $62.2 million was scheduled to mature in one year; (ii) lines of credit aggregating $184.8 million, which mature in 2001 (subject to extension by the Company under certain conditions until 2002) and are secured by real estate, loans and/or securities; (iii) $143.0 million of outstanding Redeemable Notes, which mature in 2005; and (iv) $124.2 million of match funded indebtedness which is secured by $135.9 million of match funded residential loans, net, which was incurred in November 1998 as a result of the securitization of 1,808 first and second single family residential mortgage loans and the retention by the Company of an approximately $9.6 million non-investment grade security in the special purpose entity which was established to effect the securitization. See Note 6 to the Consolidated Financial Statements above.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase decreased $64.7 million to $73.9 million at June 30, 1999, from $138.6 million at December 31, 1998. This decrease was due to certain repurchase agreements with the Company's lenders which require all cashflows from the bonds to be used to pay down outstanding debt and the repricing of the repurchase agreements as the collateral amortizes, and the scheduled maturity of certain other repurchase agreements. These obligations are secured by certain of the Company's investments in subordinated interests in commercial mortgage-backed securities, residual interests in subprime residential loan securitizations, and U.K. mortgage loan residual securities.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit increased $6.5 million to $41.0 million at June 30, 1999, from $34.5 million at December 31, 1998. The borrowing is pursuant to a three year agreement, which is collateralized by commercial loans.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT - REAL ESTATE. Obligations outstanding under lines of credit secured by real estate increased $1.2 million to $143.8 million at June 30, 1999 from $142.6 million at December 31, 1998. These borrowings have a three-year term and an interest rate that floats in accordance with LIBOR.

         MINORITY INTEREST. At June 30, 1999, minority interest totaled $22.0 million and represented OCN's ownership through IMIHC of 1,808,733 units in the Operating Partnership.

         SHAREHOLDERS' EQUITY. Shareholders' equity decreased by $13.2 million from $221.2 million at December 31, 1998 to $208.0 million at June 30, 1999. The decrease was due to a net loss of $19.0 million, partially offset by a cumulative currency translation adjustment of $1.4 million and a $5.3 million increase in unrealized gain on securities available for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

CAPITAL RESOURCES AND LIQUIDITY

         Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, and for other general business purposes. Additionally, to maintain its status as a REIT under the Code, the Company must distribute annually at least 95% of its taxable income. The primary sources of funds for liquidity during the second quarter of 1999 consisted of cash provided by operating activities, principal payments received from loans, sales of securities available for sale, increases in obligations outstanding under lines of credit, and principal and interest payments received on the Company's securities portfolio.

         The Company's operating activities provided cash flows of $41.0 million during the second quarter of 1999. At the same time, the Company's investing activities provided cash flows of $33.8 million during the second quarter of 1999. During the second quarter of 1999, cash provided by investing activities primarily consisted of principal payments on securities available for sale of $10.0 million and principal payments on loans of $43.6 million. The Company's financing activities used cash flows of $96.2 million during the second quarter of 1999 and primarily consisted of repayments of $64.8 million on borrowings collateralized by securities sold under agreements to repurchase, and principal payments of $39.2 million on bonds-match funded loan agreements.

         At June 30, 1999, OAC's total closed transactions since the IPO, net of repayments, were $767.6 million. Of this amount, $722.9 million has been funded and the remaining $44.7 million is to be funded over the construction and renovation periods, which range from two to 18 months. In addition, for 1999, the Company has budgeted $32.9 million of capital expenditures on its investments in real estate in order to reposition such properties in the market.

         In connection with, and prior to the proposed merger, OCN has agreed, in certain circumstances, to provide up to $25 million in secured financing on an arm's-length basis and on terms consistent with market conditions and applicable debt covenants for the Company's operations. The Company will be obligated to repay this financing immediately upon termination of the Merger Agreement. See "Recent Developments" above.

         Based upon its current balance of cash and cash equivalents, and projected cashflows from operations, potential cash inflows from the sale or refinancing of assets, and its available lines of credit, the Company believes that its sources of funds will be adequate for the purpose of meeting its short term and long term liquidity requirements. However, there can be no assurance that this will be the case. Material increases in interest expense or operating expenses, collateral calls on its secured financings, the inability of the Company to renew or replace maturing sources of financing, and the inability to sell assets to raise additional cash, among other factors, generally would negatively impact the Company's liquidity. On the other hand, sales of assets, increases in operating cash flows and in the valuation of its securities portfolio, and the execution of new financing transactions, would generally positively affect the Company's liquidity. See also "Recent Developments", "Indebtedness-General", and "Other Trends and Contingencies."

OTHER TRENDS AND CONTINGENCIES

         Fluctuations in interest rates will continue to impact the Company's net interest income to the extent the Company's fixed rate assets are funded by variable rate debt or the Company's variable rate assets reprice on a different schedule, or in relation to a different index than its floating rate debt. At June 30, 1999, the Company had interest rate swap agreements with a notional amount of $200.8 million and a fair value of $1.0 million in order to limit partially the adverse effects of rising interest rates on the remaining floating-rate debt. For a tabular presentation of these agreements and other information, see Note 3 to the Consolidated Financial Statements above. When the Company's swap agreements expire, the Company will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the swaps are replaced or other steps are taken to mitigate this risk.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

         The Company's ability to raise additional debt is dependent upon, among other things, the value of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying assets. At June 30, 1999, the Company had unencumbered residential loans and securities having a fair value totaling approximately $290.5 million ($182.5 million of subordinate and residual mortgage-backed securities, $101.9 million of commercial mortgage-backed securities, and $6.1 million of residential loans).

         In certain circumstances, including, among other things, increases in interest rates, changes in market spreads, or decreases in the credit quality of underlying assets, the Company would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. During the second quarter of 1999, the Company was required to and did fund requests for additional collateral calls on outstanding repurchase agreements collateralized by securities available for sale which aggregated $1.6 million. During February 1999, $1.1 million of cash was returned to the Company in connection with its cash margin deposits with its swaps and futures counterparties. During April 1999, the Company funded requests for additional collateral calls on outstanding repurchase agreements collateralized by securities available for sale in the amount of $3.3 million.

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

         The Company's decision to discontinue future investment activities effectively means that the Company's future profitability, and its ability to meet its indebtedness obligations, will be dependent on its existing assets. Circumstances which result in decreased income from the Company's assets, including without limitation market and economic conditions which adversely affect leasing income from the Company's investments in real estate, payments on its loans, and yield on its securities, could adversely affect the ability of the Company to meet its indebtedness obligations, as could market and economic conditions which increase the cost of the Company's variable rate or short-term liabilities, as noted above.

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

         The indenture under which the Redeemable Notes were issued (the "Indenture") prohibits the Company from incurring or issuing debt, other than certain permitted indebtedness ("Permitted Indebtedness"), if certain financial tests are not satisfied. One such test requires that the ratio of adjusted FFO to adjusted fixed charges for the previous four fiscal quarters exceeds 1.25 to
1.00. Given that FFO for the four quarters ended June 30, 1999 was $(69.6) million, the Company does not expect this financial test to be satisfied during 1999. Permitted Indebtedness, the incurrence of which is not limited under the Indenture, includes: (i) up to $150 million of debt that may be incurred under certain warehouse lines of credit or mortgage loan repurchase agreements; (ii) match funded debt that may be incurred by a special purpose, bankruptcy remote subsidiary of the Company; (iii) renewals or refinancings of existing debt structured to meet certain conditions; (iv) debt that may be incurred in hedge transactions; (v) up to $10 million of capital lease and purchase money financing; and (vi) up to $50 million of additional debt. The Company believes that it can meet its financing needs from sources of Permitted Indebtedness during 1999, although there can be no assurance that this will be the case.

         In addition to payment and, in the case of the Company's secured indebtedness, collateralization requirements, the Company is subject to various other covenants in the agreements evidencing its indebtedness, including the maintenance of specified amounts of equity. At June 30, 1999 and at July 31, 1999, the Company was in compliance with all obligations under the agreements evidencing its indebtedness with respect to the Company's equity and the Operating Partnership's equity, as defined in the applicable agreement. In recent months, various lenders have agreed to decrease the amount of net worth required to satisfy the financial covenants in the applicable indebtedness agreements. As of July 31, 1999 the Operating Partnership's equity was $7.5 million in excess of the highest such net worth covenant. However, there can be no certainty that additional operating losses will not result in the Company's violation of certain minimum net worth covenants in the future. In the event of a default in such covenants, the lender generally would be able to accelerate repayment of the indebtedness and pursue other available remedies, which could result in defaults on other indebtedness of the Company, unless the applicable lender or lenders allowed the Company to remain in violation of the agreements. Were a default to be declared, the Company would not be able to continue to operate without the consent of its lenders. In addition to the Merger, the Company currently is considering various alternatives to enhance its ability to meet its payment and other obligations under its indebtedness and the funding requirements discussed above, including the sale of certain assets and the potential tax and other consequences associated therewith. There can be no certainty that the Company will have sufficient liquidity to meet these obligations on a short-term or long-term basis.

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

         OCN has established a project plan to achieve Year 2000 readiness of its mission critical and non-mission critical systems, including hardware infrastructure and software applications. During 1998, OCN substantially completed the systems identification and evaluation phases of the project, as well as remediation and validation of its mission critical systems. During 1999, OCN is focusing on any remaining validation tasks, including remediation and validation of its non-mission critical systems and end-to-end testing with third parties.

         The Company could experience disruptions across all business segments as a result of year 2000 systems failures at government agencies, utilities, telecommunications providers, couriers and financial services vendors, among others. Concerning specific Company business functions, data acquired from third-parties might contain year 2000 incompatible components, which could impact the timeliness of third-party loan servicing functions such as payment processing or loan resolution. In addition, loans previously acquired by the Company could experience increased borrower or tenant defaults stemming from year 2000 related business shortfalls, dislocations or delays. Such risks could also impact the value of the Company's portfolio of mortgage-backed securities, as these are dependent upon the underlying pool of mortgage loans. There can be no assurance that such risks, if realized individually or collectively, would not have a material adverse effect on the Company's business, results of operations or financial condition.

FUNDS FROM OPERATIONS

         The Company generally considers FFO to be a useful financial performance measure of the operating performance of a REIT because such measure does not recognize: (i) depreciation and amortization of real estate assets as operating expenses, which management believes are not meaningful in evaluating income-producing real estate because such real estate historically has not depreciated; and (ii) gains/losses from debt restructuring and sales of property. In addition, FFO, together with net income and cash flow, provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent cash provided by operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of the results of the Company's performance or to cash flows as a measure of liquidity. For a discussion of the Company's operating, investing and financing activities under GAAP, see "-Capital Resources and Liquidity" above. In 1995, NAREIT established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. As defined, FFO consists of net income applicable to common shareholders (computed in accordance with GAAP) excluding gains (losses) from debt restructuring and sales of property (including furniture and equipment) plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Since other REITs may calculate FFO in a different manner, there can be no assurance that the Company's FFO is comparable with the FFO reported by other entities. FFO differs from cash made available to holders of the Common Stock, which is based on the Company's net taxable income.

         FFO for the three months and the six months ended June 30, 1999 was ($16.9) million and ($17.3) million compared to $7.4 million and $11.2 million for the comparable periods in 1998.

         The following table reconciles FFO and net income during the periods indicated.

                                                           For the Three Months             For the Six Months
                                                              Ended June 30,                  Ended June 30,
                                                     -------------------------------  ------------------------------
                                                         1999              1998           1999              1998
                                                     -------------     -------------  -------------    -------------
                                                                          (Dollars in Thousands)
          Net loss income......................      $     (18,167)    $       6,646  $     (18,951)   $      (3,858)
             Depreciation and amortization.....              1,260               759          2,454            1,063
             Loss on sale of IO portfolio......                 --                --             --           13,957
             Gain on sale of securities........                 --                --           (851)              --
                                                     -------------     -------------  -------------    -------------
          FFO..................................      $     (16,907)    $       7,405  $     (17,348)   $      11,162
                                                     =============     =============  =============    =============

REIT STATUS

         The Company has qualified and intends to continue to qualify through calendar 1998 as a REIT under Sections 856 through 860 of Code. Qualification for treatment as a REIT requires the Company to meet certain criteria, including certain requirements regarding the nature of its ownership, assets, income, and distributions of taxable income. A REIT generally will not be subject to federal income taxation on that portion of its income that is distributed to its shareholders if it distributes at least 95% of its taxable income and meets certain other income and asset tests. The Company has until the filing of its tax return to satisfy the distribution requirement. Since the Company plans to distribute 100% of its taxable income, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying
Consolidated Financial Statements. At June 30, 1999, the Company had not declared the final 1998 dividend to meet the 95% distribution requirement, which is expected to be approximately $15.5 million, or $0.82 per share. There can be no certainty that the dividend will be declared, that, if declared, the Company will have sufficient funds to pay the dividend or that the dividend would not be in a form other than cash.

         For further discussion on the Company's status as a REIT, see "Recent Developments" above.

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

         At June 30, 1999, the Company believes that its Qualifying Interests, including subordinate and residual interests, comprised over 88% of the Company's total assets and over 93% when combined with other real-estate related assets. As a result, the Company believes that it was and is not required to register as an investment company under the Investment Company Act. The Company does not intend, however, to seek an exemptive order, no-action letter or other form of interpretive guidance from the Commission on this position, and if the Commission were to take a different position, the Company could be required either (i) to change the manner in which it conducts its operations in order to avoid investment company registration or (ii) to register as an investment company, either of which could have a material adverse effect on the Company and its securities, could subject the Company to monetary penalties and injunctive relief in an action brought by the Commission, could cause the Company to be unable to enforce contracts with third parties and could cause third parties to seek recission of relevant transactions.

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

         When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. For example, under current market conditions, a 100 basis point decline in the market interest rate is estimated to result in a 200 basis point increase in the prepayment rate of a typical subprime residential loan. Most commercial and multi-family loans are not subject to prepayments as a result of prepayment penalties and contractual terms that prohibit prepayments during specified periods. However, for those commercial and multi-family loans where prepayments are not currently precluded by contract, declines in interest rates are associated with steep increases in prepayment speeds in computing cash flows. A risk premium is then calculated for each asset, which, when added to the interest rate being modeled, results in a matrix of discount rates that are applied to the cash flows computed by the model. Since the net portfolio value consists of both fixed and adjustable components, an inverse relationship between the market value of the net portfolio and net interest income is possible. This could happen if more assets reprice during the first year. In this case, more liabilities would be funded at the new lower rates over a longer period of time during the year. The base interest rate scenario assumes interest rates at June 30, 1999. Actual results could differ significantly from those estimated in the table.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

                                        Projected Percentage Change In
         ====================================================================
         Change in Interest Rate  Net Interest Income (1) Net Portfolio Value
         ====================================================================

              -400 Basis Points            (26.15)%              (6.96)%
              -300 Basis Points            (19.61)               (4.94)
              -200 Basis Points            (13.08)               (1.99)
              -100 Basis Points             (6.54)               (0.03)
             Base Interest Rate              0.00                 0.00
              +100 Basis Points              6.54                (0.13)
              +200 Basis Points             13.08                 1.97
              +300 Basis Points             19.61                 3.26
              +400 Basis Points             26.15                 4.75

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

         The Company utilizes a variety of off-balance sheet financing techniques to assist it in the management of interest rate risk. These techniques may include interest rate futures and interest rate swaps, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swaps are utilized by the Company to protect against the increase in borrowing cost from floating rate debt or a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. At June 30, 1999, the Company was a party to interest rate swap agreements with an aggregate notional amount of $200.8 million. See Note 4 to the Consolidated Financial Statements above.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

         The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 1999. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except: (i) adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, and (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayment. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                                June 30, 1999
                                                         -------------------------------------------------------------
                                                                                 More than 1
                                                          Within       4 to 12     Year to       3 Years
                                                         3 Months       Months     3 Years       and Over       Total
                                                         ---------     -------    ---------     ---------     --------
                                                                                 (Dollars In Thousands)
       Rate-Sensitive Assets:
         Interest-earning cash and repurchase
         agreements ..................................   $  27,210     $    --    $      --     $      --     $ 27,210
         Securities available for sale ...............      11,881      32,309       71,213       169,085      284,488
         Loan portfolio, net (1) .....................      72,395      10,360        1,680         1,108       85,543
         Match funded loan agreements ................      34,197      44,954       32,400        24,307      135,858
         Discount loan portfolio, net (1) ............          --       5,618           --            --        5,618
                                                         ---------     -------    ---------     ---------     --------
           Total rate-sensitive assets ...............     145,683      93,241      105,293       194,500      538,717
                                                         ---------     -------    ---------     ---------     --------
       Rate-Sensitive Liabilities:
         Securities sold under agreements
           to repurchase .............................      73,847          --           --            --       73,847
         Bonds-match funded loan agreements ..........     124,209          --           --            --      124,209
         Obligations outstanding under lines of credit     184,771          --           --            --      184,771
         Notes, debentures and other
           interest-bearing obligations ..............          --          --           --       143,000      143,000
                                                         ---------     -------    ---------     ---------     --------
           Total rate-sensitive liabilities ..........     382,827          --           --       143,000      525,827
         Interest rate sensitivity gap before
           Off-balance sheet financial instruments ...    (237,144)     93,241      105,293        51,500       12,890
       Off-Balance Sheet Financial Instruments:
         Interest rate swaps .........................     200,780          --     (100,780)     (100,000)          --
                                                         ---------     -------    ---------     ---------     --------
       Interest rate sensitivity gap .................     (36,364)     93,241        4,513       (48,500)    $ 12,890
                                                         ---------     -------    ---------     ---------     --------
       Cumulative interest rate sensitivity gap ......   $ (36,364)    $56,877    $  61,390     $  12,890
                                                         =========     =======    =========     =========
       Cumulative interest rate sensitivity gap as a
         percentage of total rate-sensitive assets ...       (6.75%)     10.56%       11.40%         2.39%

(1)      Balances have not been reduced for non-performing loans.

         As of June 30, 1999, the cumulative volume of assets maturing or repricing within one year exceeded liabilities by $56.9 million, or 10.6% of assets, implying moderate current-year income sensitivity to movements in the level of interest rates.

         FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "ANTICIPATE," "BELIEVE," "COMMITMENT," "CONSIDER," "CONTINUE," "ESTIMATE," "EXPECT," "FORESEE," "INTEND," "MAY," "PLAN," "WHETHER," "WILL," "WOULD," FUTURE OR CONDITIONAL VERB TENSES, SIMILAR TERMS, VARIATIONS ON SUCH TERMS OR NEGATIVES OF SUCH TERMS. ALTHOUGH OAC BELIEVES THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS DUE TO RISKS, UNCERTAINTIES AND CHANGES WITH RESPECT TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE ABILITY OF OCN AND OAC TO CONSUMMATE THE MERGER, MARKET PRICES OF THE COMMON STOCK OF OCN AND OAC, INTERNATIONAL, NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS, GOVERNMENT FISCAL AND MONETARY, PREVAILING INTEREST OR CURRENCY EXCHANGE RATES, EFFECTIVENESS OF INTEREST RATE, CURRENCY EXCHANGE RATE AND OTHER HEDGING
STRATEGIES, LAWS AND REGULATIONS AFFECTING REAL ESTATE INVESTMENT TRUSTS, INVESTMENT COMPANIES AND REAL ESTATE (INCLUDING CAPITAL REQUIREMENTS, INCOME AND PROPERTY TAXATION, ACCESS FOR DISABLED PERSONS AND ENVIRONMENTAL COMPLIANCE), UNCERTAINTY OF FOREIGN LAWS, COMPETITIVE PRODUCTS, PRICING AND CONDITIONS (INCLUDING FROM COMPETITORS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN OAC), CREDIT, PREPAYMENT, BASIS, DEFAULT, SUBORDINATION AND ASSET/LIABILITY RISKS, LOAN SERVICING EFFECTIVENESS, SATISFACTORY DUE DILIGENCE RESULTS, SATISFACTION OR FULFILLMENT OF AGREED UPON TERMS AND CONDITIONS OF CLOSING OR PERFORMANCE, TIMING OF TRANSACTION CLOSINGS, THE DECISION TO CURTAIL EACH BUSINESS LINE AND DISCONTINUE INVESTMENT ACTIVITY, AVAILABILITY OF AND COSTS ASSOCIATED WITH OBTAINING ADEQUATE AND TIMELY SOURCES OF LIQUIDITY, DEPENDENCE ON EXISTING SOURCES OF FUNDING, ABILITY TO REPAY OR REFINANCE INDEBTEDNESS (AT MATURITY OR UPON ACCELERATION), TO MEET COLLATERAL CALLS BY LENDERS (UPON RE-VALUATION OF THE UNDERLYING ASSETS OR OTHERWISE), TO GENERATE REVENUES SUFFICIENT TO MEET DEBT SERVICE PAYMENTS AND OTHER OPERATING EXPENSES AND TO SECURITIZE WHOLE LOANS, TAXABLE INCOME EXCEEDING CASH FLOW, SIZE OF, NATURE OF AND YIELDS AVAILABLE WITH RESPECT TO THE SECONDARY MARKET FOR MORTGAGE LOANS AND FINANCIAL, SECURITIES AND SECURITIZATION MARKETS IN GENERAL, ALLOWANCES FOR LOAN LOSSES, GEOGRAPHIC CONCENTRATIONS OF ASSETS (TEMPORARY OR OTHERWISE), TIMELY LEASING OF UNOCCUPIED SQUARE FOOTAGE (GENERALLY AND UPON LEASE EXPIRATION), CHANGES IN REAL ESTATE MARKET CONDITIONS (INCLUDING LIQUIDITY, VALUATION, REVENUES, RENTAL RATES, OCCUPANCY LEVELS AND COMPETING PROPERTIES), ADEQUACY OF INSURANCE COVERAGE IN THE EVENT OF A LOSS, KNOWN OR UNKNOWN ENVIRONMENTAL CONDITIONS, EXTERNAL MANAGEMENT, CONFLICTS OF INTEREST, YEAR 2000 COMPLIANCE, OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS, SECURITIES INVESTMENTS AND RAPID GROWTH COMPANIES, AND OTHER RISKS DETAILED FROM TIME TO TIME IN OAC'S REPORTS AND FILINGS WITH THE SEC, INCLUDING ITS REGISTRATION STATEMENTS ON FORMS S-3, S-4 AND S-11 AND ITS PERIODIC REPORTS ON FORMS 10-Q, 8-K AND 10-K. SPECIFIC REFERENCE IS MADE TO EXHIBIT 99.2 INCLUDED WITH THE FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 AND FILED WITH THE SEC, FOR A DESCRIPTION OF MATERIAL RISKS FACED BY THE COMPANY AND ITS SECURITIES HOLDERS. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS, OAC DOES NOT UNDERTAKE TO REVISE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO, ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

================================================================================

Item 6.  Exhibits and Reports on Form 8-K

         (a)          Exhibits


             3.1      Amended and Restated Articles of Incorporation (1)

             3.2      Amended and Restated Bylaws (2)

             4.1      Form of Common Stock certificate (1)

             4.2 Form of Indenture between the Company and Norwest Bank Minnesota, National Association, as Trustee thereunder for the 11.5% Redeemable Notes due 2005 (3)

             10.1     First Amended and Restated Management Agreement (4)

             10.2     Form of Registration Rights Agreement (1)

             10.3     Third   Amended   and   Restated   Agreement   of  Limited
                      Partnership of Ocwen Partnership L.P. (4)

             10.4     Form of Stock Option Plan (1)

             10.5 Loan Agreement between OAIC Bush Street, LLC and Salomon Brothers Realty Corp. as of April 7, 1998 (5)

             10.6     Loan  Agreement   between  OAC  and  Greenwich   Financial
                      Products Inc. as of April 24, 1998 (4)

             10.7 Amended and Restated Loan Agreement by and among, inter alia, OAIC California Partnership, L.P., OAIC California partnership II, L.P., Saloman Brothers Realty Corp. and LaSalle National Bank, dated as of June 10, 1998. (4)

             10.8     Extension  of  First   Amended  and  Restated   Management
                      Agreement (filed herewith)

             10.9 Compensation and Indemnification Agreement between the Company and the independent committee of the Board of Directors, dated May 6, 1999 (filed herewith)

             10.10 Agreement of Merger dated as of July 25, 1999 among OCN, Ocwen Acquisition Company and the Registrant (6)

             27 Financial Data Schedule for the period ended June 30, 1998 (filed herewith)

             99.1     Investment Guidelines (4)

             99.2     Risk Factors (2)
             ===================================================================

             (1) Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-21965), as amended, declared affective by the Commission on May 14, 1997.
             (2)      Incorporated  by reference to the Company's  Annual Report on Form 10-K for the year ended December 31, 1998.
             (3)      Incorporated  by reference to the  Company's  Registration
                      Statement on Form S-4 (File No. 333-64047), as amended, as declared effective by the Commission on February 12, 1999.
             (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.
             (5) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on April 23, 1998.
             (6) Incorporated by reference to Exhibit 2.1 to OCN's current Report on Form 8-K filed with the Commission on July 26, 1999.

         (b) Reports on Form 8-K filed during the quarter ended June 30, 1999.

             (1) A Form 8-K filed on April 16, 1999, announcing a receipt of a proposal from OCN regarding a business combination.
             (2) A Form 8-K filed on May 10, 1999, which contained a news release announcing the Company's financial results for the three months ended March 31, 1999.

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

Date:  August 16, 1999