Form 10-Q
period 1999-09-30
OCWEN ASSET INVESTMENT CORP
filed 1999-11-15
CIK 1033643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

There were 18,965,000 shares of Common Stock, $.01 par value, outstanding on October 7,1999.

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

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................ 21

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk..... 43

    PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K............................... 47

    Signature............................................................... 49

                                   OCWEN ASSET INVESTMENT CORP.
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    September 30,    December 31,
                                                                        1999              1998
                                                                    -------------    -------------
ASSETS:
   Cash and amounts due from depository institutions ............   $   3,331,593    $   3,484,929
   Interest-bearing deposits ....................................      36,394,259       49,880,276
   Repurchase agreements ........................................      34,382,497               --
                                                                    -------------    -------------
   Securities available for sale, at fair value .................     212,406,246      351,153,971
   Commercial and multi-family loan portfolio, net ..............      80,197,527       65,282,965
   Residential loan portfolio, net ..............................       5,474,771        8,058,445
   Match funded residential loans, net ..........................     124,874,602      173,609,873
   Discount loan portfolio, net .................................       5,479,723        5,618,022
   Investment in real estate, net ...............................     215,865,194      208,058,721
   Principal and interest receivable ............................       2,843,296        7,475,795
   Other assets .................................................      20,111,803       15,702,816
                                                                    -------------    -------------
     Total assets ...............................................   $ 741,361,511    $ 888,325,813
                                                                    =============    =============

LIABILITIES:
   Securities sold under agreements to repurchase ...............   $  42,594,164    $ 138,611,824
    Securities sold short .......................................      33,272,188               --
   Obligations outstanding under lines of credit ................      37,608,370       34,472,404
   Obligations outstanding under lines of credit - secured by
     real estate ................................................     145,482,325      142,556,880
   Dividends and distributions payable ..........................      17,034,461               --
    11.5% Redeemable Notes due 2005 .............................     143,000,000      143,000,000
    Bonds - match funded loan agreement .........................     113,074,841      163,403,966
   Accrued expenses, payables and other liabilities .............      20,014,882       21,190,288
                                                                    -------------    -------------
     Total liabilities ..........................................     552,081,231      643,235,362
                                                                    -------------    -------------

Minority interest ...............................................      21,000,661       23,914,058
                                                                    -------------    -------------

Commitments and Contingencies (Note 12)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 25,000,000 shares authorized;
     0 shares issued and outstanding ............................              --               --
  Common Stock, $.01 par value; 200,000,000 shares authorized;
     18,965,000 shares issued and outstanding ...................         189,650          189,650
   Additional paid-in capital ...................................     294,492,203      294,492,203
   Cumulative dividends declared ................................     (51,828,846)     (36,277,546)
   Accumulated deficit ..........................................     (68,671,313)     (46,394,403)
   Accumulated other comprehensive income:
     Unrealized (loss) gain on securities available for sale ....      (3,749,761)      11,038,151
     Cumulative translation adjustment ..........................      (2,152,314)      (1,871,662)
                                                                    -------------    -------------
       Total other accumulated comprehensive income (loss) ......      (5,902,075)       9,166,489
                                                                    -------------    -------------
       Total shareholders' equity ...............................     168,279,619      221,176,393
                                                                    -------------    -------------
                                                                    $ 741,361,511    $ 888,325,813
                                                                    =============    =============

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                       OCWEN ASSET INVESTMENT CORP.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Three Months Ended      For the Nine Months Ended
                                                           September 30,                    September 30,
                                                    ----------------------------    ----------------------------
                                                        1999            1998            1999            1998
                                                    ------------    ------------    ------------    ------------
INTEREST INCOME:
  Interest bearing deposits ....................    $    207,516    $    713,966    $  1,028,339       1,009,614
  Repurchase agreements ........................          80,648              --          80,648              --
  Securities held for trading ..................              --                              --         106,892
  Securities available for sale ................      10,206,148      13,806,940      35,908,207      29,990,157
  Commercial and multi-family loans ............       2,381,253       1,512,508       6,250,607       3,786,210
  Match funded residential loans ...............       2,437,981              --       8,765,332              --
  Residential loans ............................         114,251       3,862,725         391,802       6,475,756
  Discount loans ...............................         489,779         393,132         748,497       1,719,330
                                                    ------------    ------------    ------------    ------------
                                                      15,917,576      20,289,271      53,173,432      43,087,959
                                                    ------------    ------------    ------------    ------------
INTEREST EXPENSE:
  Securities sold under agreements to repurchase       1,473,096       3,082,025       6,154,263       7,048,840
  Securities sold short ........................         251,891              --         251,891              --
  Obligations outstanding under lines of credit          785,199       3,828,297       2,097,709       6,102,066
    11.5% Redeemable Notes......................       4,111,250       3,687,347      12,376,650       3,687,347
  Bonds-match funded loan agreements ...........       2,103,660              --       6,880,040              --
                                                    ------------    ------------    ------------    ------------
                                                         725,096      10,597,669      27,760,553      16,838,253
                                                    ------------    ------------    ------------    ------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOSSES........................................       7,192,480       9,691,602      25,412,879      26,249,706
  Provision for loan losses ....................         597,750         350,682       1,076,841         556,731
                                                    ------------    ------------    ------------    ------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN
    LOSSES .....................................       6,594,730       9,340,920      24,336,038      25,692,975
                                                    ------------    ------------    ------------    ------------

REAL ESTATE-OPERATING INCOME:
  Rental income ................................       8,244,755       8,035,170      24,394,358      14,584,661
  Other ........................................          26,793           1,508          52,232          28,343
                                                    ------------    ------------    ------------    ------------
                                                       8,271,548       8,036,678      24,446,590      14,613,004
                                                    ------------    ------------    ------------    ------------
REAL ESTATE-OPERATING EXPENSES:
  Rental operation .............................       4,294,104       3,626,054      13,157,121       6,901,905
  Depreciation and amortization ................       1,352,441       1,159,652       3,806,345       2,222,573
  Interest .....................................       2,796,180       2,707,478       8,148,717       4,396,581
                                                    ------------    ------------    ------------    ------------
                                                       8,442,725       7,493,184      25,112,183      13,521,059
                                                    ------------    ------------    ------------    ------------
REAL ESTATE INCOME (EXPENSE), NET ..............        (171,177)        543,494        (665,593)      1,091,945
                                                    ------------    ------------    ------------    ------------

OTHER EXPENSES:
  Management fees ..............................       1,415,407       1,576,379       4,470,498       4,110,011
  Due diligence expenses .......................              --         567,981         122,745         935,625
  Foreign currency gain ........................              --              --              --        (116,953)
  Other ........................................       3,963,921       1,067,996       7,567,711       1,644,090
                                                    ------------    ------------    ------------    ------------
                                                       5,379,328       3,212,356      12,160,954       6,572,773
                                                    ------------    ------------    ------------    ------------

LOSSES ON SECURITIES, DERIVATIVES AND REAL
  ESTATE .......................................      (4,219,906)    (15,646,384)    (35,582,326)    (32,723,429)
                                                    ------------    ------------    ------------    ------------

LOSS BEFORE MINORITY INTEREST ..................      (3,175,681)     (8,974,326)    (24,072,835)    (12,511,282)
Minority interest in net loss (income) of
  consolidated Subsidiary.......................        (150,146)        720,513       1,795,925         399,359
                                                    ------------    ------------    ------------    ------------
  NET LOSS BEFORE EXTRAORDINARY ITEMS ..........    $ (3,325,827)   $ (8,253,813)    (22,276,910)    (12,111,923)
                                                    ============    ============    ============    ============
  Extraordinary gain on repurchase of debt .....              --    $    615,047              --         615,047
                                                    ------------    ------------    ------------    ------------

  NET LOSS .....................................    $ (3,325,827)   $ (7,638,766)    (22,276,910)    (11,496,876)
                                                    ============    ============    ============    ============

BASIC LOSS PER SHARE:
  Before extraordinary item ....................    $      (0.18)   $      (0.43)   $      (1.17)   $      (0.64)
                                                    ------------    ------------    ------------    ------------
  Extraordinary item ...........................    $         --    $       0.03    $         --    $       0.03
                                                    ------------    ------------    ------------    ------------

  NET LOSS .....................................    $      (0.18)   $      (0.40)   $      (1.17)   $      (0.61)
                                                    ============    ============    ============    ============

DILUTED LOSS PER SHARE:
  Before extraordinary item ....................    $      (0.18)   $      (0.43)   $      (1.17)   $      (0.64)
                                                    ------------    ------------    ------------    ------------
  Extraordinary item ...........................    $         --    $       0.03    $         --    $       0.03
                                                    ------------    ------------    ------------    ------------
  NET LOSS .....................................    $      (0.18)   $      (0.40)   $      (1.17)   $      (0.61)
                                                    ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ........................................    $ 18,965,000    $ 18,965,000    $ 18,965,000    $ 18,965,000
                                                    ============    ============    ============    ============
  Diluted ......................................    $ 18,965,000    $ 18,965,000    $ 18,965,000    $ 18,965,000
                                                    ============    ============    ============    ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                           OCWEN ASSET INVESTMENT CORP.
                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                      For the Three Months Ended      For the Nine Months Ended
                                                            September 30,                    September 30,
                                                     ----------------------------    ----------------------------
                                                         1999            1998            1999            1998
                                                     ------------    ------------    ------------    ------------
Net loss ........................................... $ (3,325,827)   $ (7,638,766)   $(22,276,910)   $(11,496,876)
Other comprehensive income:
  Unrealized loss on securities available for sale..  (20,115,491)    (13,800,335)    (14,787,912)     (6,391,224)
  Unrealized foreign currency translation
    adjustment .....................................     (735,818)       (916,525)       (280,652)     (1,968,491)
                                                     ------------    ------------    ------------    ------------
  Other comprehensive loss .........................  (20,851,309)    (14,716,860)    (15,068,564)     (8,359,715)
                                                     ------------    ------------    ------------    ------------
Comprehensive loss ................................. $(24,177,136)   $(22,355,626)   $(37,345,474)   $(19,856,591)
                                                     ============    ============    ============    ============


Disclosure of reclassification adjustment:
  Unrealized holding losses arising during the
    period ......................................... $(24,335,397)   $(27,376,733)   $(50,370,238)   $(37,044,667)
  Add:  Adjustment for losses included in net loss..    4,219,906      13,576,398      35,582,326      30,653,443
                                                     ------------    ------------    ------------    ------------
  Net unrealized losses on
    securities ..................................... $(20,115,491)   $(13,800,335)   $(14,787,912)   $ (6,391,224)
                                                     ============    ============    ============    ============



             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                    OCWEN ASSET INVESTMENT CORP.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE YEAR ENDED DECEMBER 31, 1998

                                                                                                       Accumulated
                                           Common Stock       Additional   Cumulative      Retained       other
                                      ----------------------    paid-in     dividends      earnings    comprehensive
                                        Shares      Amount      capital      declared      (deficit)    income(loss)     Total
                                      ----------- ---------- ------------- ------------- ------------- ------------- -------------
Balance at December 31, 1997 ........  18,965,000 $  189,650 $ 280,503,838 $ (13,898,849)$  11,791,518 $  (7,327,890)$ 271,258,267

Capital contribution ................          --         --    13,988,365            --            --            --    13,988,365

Net loss ............................          --         --            --            --   (58,185,921)           --   (58,185,921)

Dividends ...........................          --         --            --   (22,378,697)           --            --   (22,378,697)

Change in unrealized gain (loss) on
  securities available for sale .....          --         --            --            --            --    18,366,041    18,366,041

Change in cumulative translation
  adjustment ........................          --         --            --            --            --    (1,871,662)   (1,871,662)
                                      ----------- ---------- ------------- ------------- ------------- ------------- -------------

Balance at December 31, 1998 ........  18,965,000    189,650   294,492,203   (36,277,546)  (46,394,403)    9,166,489   221,176,393

Net loss ............................          --         --            --            --   (22,276,910)           --   (22,276,910)

Dividends ...........................          --         --            --   (15,551,300)           --            --   (15,551,300)

Change in unrealized loss on
  securities available for sale .....          --         --            --            --            --   (14,787,912)  (14,787,912)

Change in cumulative translation
  adjustment ........................          --         --            --            --            --      (280,652)     (280,652)
                                      ----------- ---------- ------------- ------------- ------------- ------------- -------------

Balance at September 30, 1999........  18,965,000 $  189,650 $ 294,492,203 $ (51,828,846)$ (68,671,313)$  (5,902,075)$ 168,279,619
                                      =========== ========== ============= ============= ============= ============= =============



                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                         OCWEN ASSET INVESTMENT CORP.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                                ------------------------------
                                                                                    1999              1998
                                                                                -------------    -------------
Cash flows from operating activities:
   Net loss .................................................................   $ (22,276,910)   $ (11,496,876)
     Adjustments to reconcile net loss to net cash provided by
     Operating activities:
       Premium amortization (discount accretion), net .......................      25,520,705        7,992,956
       Depreciation .........................................................       3,806,345        2,222,573
       Foreign exchange gain ................................................              --         (116,953)
       Extraordinary gain on extinguishment of debt .........................              --         (615,047)
       Provision for loan losses ............................................       1,076,841          556,731
       Net losses on securities .............................................      35,582,326       32,723,429
       Decrease (increase) in interest receivable ...........................       4,632,499       (3,449,149)
       Increase in other assets .............................................      (5,558,065)     (20,108,845)
       Increase accrued expenses, payables and other liabilities ............      (1,175,406)      (1,071,622)
       (Decrease) in minority interest in earnings (losses) .................      (1,795,925)        (399,359)
                                                                                -------------    -------------
Net cash provided by operating activities ...................................      39,812,410        6,237,838
                                                                                -------------    -------------
Cash flows from investing activities:
  Purchase of securities available for sale .................................              --     (357,494,324)
    Increase in repurchase agreements .......................................     (34,382,497)              --
  Maturities and principal payments received on securities available for sale      16,125,781       30,388,130
  Principal payments received from discount loans ...........................         138,300          973,325
  Principal payments received from loans ....................................      57,208,565       20,344,923
  Proceeds from sale of securities ..........................................      48,516,666       39,408,287
    Purchase of discount loans ..............................................              --          (10,031)
    Payments received from sale of loans ....................................              --          111,109
  Purchase/originations of loans ............................................     (22,151,922)    (257,818,817)
  Investment in real estate .................................................     (11,612,818)    (149,017,946)
  Deposits on pending asset acquisitions ....................................              --          996,500
                                                                                -------------    -------------
Net cash provided by (used by) investing activities .........................      53,842,075     (672,118,844)
                                                                                -------------    -------------
Cash flows from financing activities:
  Dividend payments on common stock .........................................              --      (22,378,697)
  Proceeds from sale of securities to affiliates ............................              --       13,957,595
    Proceeds from issuance of notes .........................................              --      150,000,000
    Repurchase of notes .....................................................              --       (6,309,944)
  Proceeds received from sale of operating partnership units ................              --       27,593,302
  Principal payments on bonds ...............................................     (50,329,125)              --
  Increase in securities sold under agreements to repurchase ................     (96,017,660)     143,058,656
    Increase in securities sold short .......................................      33,272,188               --
  Increase in obligations outstanding under lines of credit .................       6,061,411      331,581,165
                                                                                -------------    -------------
Net cash (used by) provided by financing activities .........................    (107,013,186)     637,502,077
                                                                                -------------    -------------
Net decrease in cash and cash equivalents ...................................     (13,358,701)     (28,378,929)
Change in cumulative translation adjustment .................................        (280,652)      (1,968,491)
Cash and cash equivalents at beginning of period ............................      53,365,205       48,677,123
                                                                                -------------    -------------
Cash and cash equivalents at end of period ..................................   $  39,725,852    $  18,329,703
                                                                                =============    =============

Reconciliation of cash and cash equivalents at end of period:
  Cash and amounts due from depository institutions .........................   $   3,331,593    $   3,135,888
  Interest earning deposits .................................................      36,394,259       15,193,815
                                                                                -------------    -------------
     Total ..................................................................   $  39,725,852    $  18,329,703
                                                                                =============    =============

Supplemental schedule of non-cash financing activities:
  Interest paid .............................................................      13,663,610       16,204,823

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
================================================================================


NOTE 1   ORGANIZATION

         On October 7, 1999, Ocwen Acquisition Company ("Acquisition Sub"), a Virginia corporation and an indirect wholly-owned subsidiary of Ocwen Financial Corporation ("OCN") merged with and into Ocwen Asset Investment Corp., a Virginia corporation, ("OAC" or the "Company") in accordance with the Agreement of Merger (the "Merger Agreement") dated as of July 25, 1999 among OAC, OCN, and Acquisition Sub. On October 20, 1999, the Company merged into Small Commercial Properties Corporation I ("SCP"), a Florida corporation and an indirect wholly-owned subsidiary of OCN. Immediately thereafter, SCP changed its name to Ocwen Asset Investment Corp. In accordance with the Merger Agreement, OAC shareholders (except for OCN or its subsidiaries) received 0.71 shares of OCN stock for each outstanding share of OAC common stock. As a result of the merger, on October 20, 1999 OAC ceased to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). This report does not give effect to these transactions as they occurred after September 30, 1999.

         The Company's consolidated financial statements include the accounts of the Company and its subsidiaries. The Company directly owns two qualified REIT subsidiaries, Ocwen General, Inc. (the "General Partner") and Ocwen Limited, Inc. (the "Limited Partner"). General Partner and Limited Partner own 0.9% and 90.4%, respectively, of Ocwen Partnership, L.P. (the "Operating Partnership"). Additionally, through the General Partner and Limited Partner, the Company established additional partnerships in Florida and California for real estate investment purposes. The minority interest at September 30, 1999 represents a 8.7% interest (1,808,733 units) in the Operating Partnership held by Investors Mortgage Insurance Holding Company ("IMIHC"), a wholly-owned subsidiary of OCN. On September 30, 1998, IMIHC also owned 1,540,000 shares, or 8.12%, of the outstanding Common Stock.

         The Company has entered into a management agreement with Ocwen Capital Corporation ("OCC"), a wholly-owned subsidiary of OCN, under which OCC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. For its services, OCC receives a quarterly base management fee of 0.25% per quarter on Average Invested Assets. The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of the Company, including the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar noncash reserves, computed by taking the daily average of such values during such period; provided, however, effective January 1, 1998, with respect to residential loans, the phrase means average net equity invested. In addition, OCC is entitled to receive an annual incentive fee in an amount equal to 25% of the dollar amount by which Funds From Operations ("FFO"), as adjusted, exceeds certain defined levels per the management agreement. During the three months and nine months ended September 30, 1999 and 1998, OCC earned from the Company $1.4 million and $1.6 million and $4.5 million and $4.1 million, respectively, in base management fees. No incentive compensation has ever been paid.

         The Company also has entered into servicing agreements with Ocwen Federal Bank, FSB (the "Bank"), a wholly-owned subsidiary of OCN, for the servicing of all of the Company's mortgage loans. In addition, the Bank in its capacity as servicer or special servicer receives fees from certain mortgage-backed securities in which the Company owns a subordinate or residual interest. As a special servicer, the Bank provides asset management and resolution services with respect to defaulted mortgage loans subject to the Company's right to direct the foreclosure, the management and disposal of foreclosed properties and all other actions that a servicer may take in connection with a defaulted loan. During the three months and nine months ended September 30, 1999, the Bank earned from the Company $0.7 million and $2.1 million, respectively, in servicing fees.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The  accounting   and  reporting   policies  of  the  Company  and  its
subsidiaries follow United States generally accepted accounting principles ("GAAP"). The policies which materially affect the determination of the
Company's financial position, results of operations and cash flows are summarized below.

         In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial condition at September 30, 1999 and December 31, 1998, the results of its operations for the three and nine months ended September 30, 1999 and 1998, its comprehensive income for the three and nine months ended September 30, 1999 and 1998, its cash flows for the nine months ended September 30, 1999 and 1998, and its changes in stockholders'

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
================================================================================

equity for the nine months ended September 30, 1999. The results of operations and other data for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the September 30, 1999 presentation.

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

REPURCHASE AGREEMENTS

         The Company enters into purchases of securities under agreements to resell (repurchase agreements). Interest earned on repurchase agreements is reported as interest income. At September 30, 1999, repurchase agreements amounted to $34.4 million.

SHORT SALES

         The Company has sold short U.S. Treasury bonds. Short sales are stated at fair value. Gains and losses are recognized in the statements of operations.

SECURITIES AVAILABLE FOR SALE

         Securities are classified as available for sale when in management's judgement they may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors. Available for sale securities are carried at fair value. Unrealized gains and losses on these securities, along with any unrealized gains and losses on related risk management instruments, are reported as a separate component of accumulated other comprehensive income in shareholders' equity. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. At September 30, 1999 and 1998, the Company had no securities classified as held-to-maturity. Interest and dividend income on securities, including amortization of premiums and accretion of discounts, are reported in earnings. Interest income is recognized using the interest method. The specific identification method is used to determine realized gains and losses on sales of securities, which are reported in earnings. The carrying value of individual securities is reduced through write-downs in earnings to reflect other-than-temporary impairments in value.

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

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
================================================================================

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

         Discount loans are reported at their outstanding principal balance net of any charge-offs and premiums or discounts. The Company periodically evaluates loans in the discount loan portfolio for impairment. Individually identified impaired loans are measured based on one of the following: the present value of payments expected to be received (using a discount rate that equates the Company's estimate of expected future cash flows to the acquisition price), observable market prices, or the estimated fair value of the collateral (for loans that are solely dependent on the collateral for repayment). If the recorded investment in the impaired loan exceeds the measure of estimated fair value, a valuation allowance is established as a component of the allowance for loan losses. At September 30, 1999, the Company did not have any impaired loans.

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

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
================================================================================

INCOME TAXES

         Through October 20, 1999, the Company qualified as a REIT under Sections 856 through 860 of the Code. A REIT will generally not be subject to federal income taxation on that portion of its income that is distributed to shareholders if it distributes at least 95% of its taxable income by the due date of its federal income tax return and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying consolidated financial statements through September 30, 1999.

         As a result of the acquisition of the Company by OCN on October 7, 1999, the Company no longer qualifies as a REIT under the provisions of the Code.

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

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
================================================================================

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

         The interest rate swaps are used to hedge current LIBOR rate debt incurred to fund the Company's acquisitions of real estate and subordinate and residual securities. None of the Company's interest rate swaps are held for trading purposes. As of September 30, 1999, the Company held interest rate swaps with a notional amount of approximately $200.8 million. The fair value of the interest rate swaps are not recognized in the consolidated financial statements.

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


         The following table indicates the interest rate swaps outstanding at September 30, 1999, pursuant to which the Company receives payments from a counterparty based on a floating rate of interest equal to LIBOR and agrees to pay a fixed rate of interest to such party on a specified notional amount.

                 Notional    LIBOR               Floating Rate at
     Maturity     Amount     Index   Fixed Rate   End of Period   Fair Value
     --------  ----------   -------  ----------  ---------------- ----------
                               (Dollars In Thousands)
       2003    $  100,000   1-month     5.75%           5.38%      $   1,665
       2001        17,000   1-month     6.00            5.37             (10)
       2001        75,000   1-month     6.00            5.38             (42)
       2002         8,780   1-month     6.04            5.37              27
               ----------                                          ---------
               $  200,780                                          $   1,640
               ==========                                          =========

         At September 30, 1999, the Company had foreign currency futures contracts to hedge currency exposure in connection with its investment in residual interests backed by residential mortgage loans originated in the United Kingdom, which are held by a wholly-owned subsidiary of the Company. Currency futures contracts are commitments to either purchase or sell foreign currency at a future date for a specified price. At September 30, 1999, the fair value of the British Pounds futures contracts was $(0.8) million. In addition, the

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
================================================================================

Company entered into foreign currency futures contracts to hedge its exposure in connection with its investment in the shopping center located in Halifax, Nova Scotia, which is held by a wholly-owned subsidiary of the Company. At September 30, 1999, the fair value of the Canadian currency contract was $(0.2) million. Gains and losses on these foreign currency futures contracts are recorded in the Consolidated Statement of Financial Condition offsetting the item being hedged.

         The fair value of the interest rate swaps and the foreign currency futures contracts represent the estimated amount that the Company would receive or pay to terminate these agreements taking into account current interest and exchange rates. Market quotes are available for these agreements.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
================================================================================

NOTE 4   SECURITIES AVAILABLE FOR SALE

         The following table sets forth the amortized cost, fair value and gross unrealized gains and losses on the Company's securities available for sale at the dates indicated.

                                                                          Gross            Gross
                                                      Amortized        Unrealized        Unrealized          Fair
         JULY 31, 1999                                   Cost             Gains            Losses            Value
                                                     -------------    -------------    -------------     -------------
                                                                          (Dollars In Thousands)
         Mortgage-related securities:
           Single family residential:
             Subprime residuals..................    $     156,172    $      14,266    $          --     $     170,438
             Subordinates........................            8,947              343                              9,290
                                                     -------------    -------------    -------------     -------------
                                                           165,119           14,609                            179,728
                                                     -------------    -------------    -------------     -------------

           Multi-family and commercial:
             Non-rated interest only.............            3,152              379               --             3,531
             Non-rated principal only............              276              184               --               460
             Subordinates........................           95,024            2,257               --            97,281
                                                     -------------    -------------    -------------     -------------
                                                            98,452            2,820               --           101,272
                                                     -------------    -------------    -------------     -------------
                                                     $     263,571    $      17,429    $          --     $     281,000
                                                     =============    =============    =============     =============

                                                                          Gross            Gross
                                                      Amortized        Unrealized        Unrealized          Fair
         AUGUST 31, 1999                                 Cost             Gains            Losses            Value
                                                     -------------    -------------    -------------     -------------
                                                                          (Dollars In Thousands)
         Mortgage-related securities:
           Single family residential:
             Subprime residuals..................    $     150,038    $      12,119    $          --     $     162,157
             Subordinates........................            8,828              253                              9,081
                                                     -------------    -------------    -------------     -------------
                                                           158,866           12,372                            171,238
                                                     -------------    -------------    -------------     -------------

           Multi-family and commercial:
             Non-rated interest only.............            3,140              281               --             3,421
             Non-rated principal only............              276              196               --               472
             Subordinates........................           62,781            2,271               --            65,052
                                                     -------------    -------------    -------------     -------------
                                                            66,197            2,748               --            68,945
                                                     -------------    -------------    -------------     -------------
                                                     $     225,063    $      15,120    $          --     $     240,183
                                                     =============    =============    =============     =============

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
======================================================================================================================


                                                                          Gross            Gross
                                                      Amortized        Unrealized        Unrealized          Fair
         SEPTEMBER 30, 1999                              Cost             Gains            Losses            Value
                                                     -------------    -------------    -------------     -------------
                                                                          (Dollars In Thousands)
         Mortgage-related securities:
           Single family residential:
             Subprime residuals..................    $     143,370    $                $      (3,281)    $     140,089
             Subordinates........................            6,670               --             (363)            6,307
                                                     -------------    -------------    -------------     -------------
                                                           150,040               --           (3,644)          146,396
                                                     -------------    -------------    -------------     -------------

           Multi-family and commercial:
             Non-rated interest only.............            3,125                              (272)            2,853
             Non-rated principal only............              276                               (30)              246
             Subordinates........................           62,715              197               --            62,911
                                                     -------------    -------------    -------------     -------------
                                                            66,116              197             (302)           66,010
                                                     -------------    -------------    -------------     -------------
                                                     $     216,156    $         197    $      (3,946)    $     212,406
                                                     =============    =============    ==============    =============

         During the three months and nine months ended September 30, 1999, the Company recorded impairment charges of $5.9 million and $27.3 million, respectively, against its portfolio of securities available for sale. The losses were primarily recorded against subprime residuals, reflecting continued market illiquidity for these instruments.

NOTE 5   LOAN PORTFOLIO

         The following table sets forth the components of the Company's loan portfolio at the dates indicated.

                                                       September 30,      December 31,
                                                            1999              1998
                                                       --------------    --------------
           Single family residential..............     $    6,209,446    $    8,419,265
           Multi-family residential...............         30,401,865        20,544,269
           Commercial real estate:
             Office...............................         30,975,076        24,123,894
             Hotel................................         19,300,560        21,304,912
                                                       --------------    --------------
               Total loans........................         86,886,947        74,392,340
           Deferred fees..........................           (285,727)         (409,254)
           Allowance for loan losses..............           (928,922)         (641,676)
                                                       --------------    --------------
             Loans, net...........................     $   85,672,298    $   73,341,410
                                                       ==============    ==============

         The   following   table   represents   a  summary   of  the   Company's
non-performing loans (past due 90 days or more) at the dates indicated.

                                                       September 30,      December 31,
                                                            1999              1998
                                                       --------------    --------------
         Non-performing loans:                             (Dollars in Thousands)
             Single family residential.............    $        3,457    $        4,165
             Multi-family..........................             3,035                --
             Commercial............................                --                --
                                                       --------------    --------------
                                                       $        6,492    $        4,165
                                                       ==============    ==============

         If non-accrual loans had been current in accordance with their original terms, additional interest income of approximately $0.2 million for the three months ended September 30, 1999 would have been earned. No interest has been accrued on loans greater than 89 days past due.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
================================================================================


         For the three months and the nine months ended September 30, 1999 and 1998, the Company had no investment in impaired loans as defined in accordance with SFAS No. 114, as amended by SFAS No. 118.

         The following table sets forth certain information at September 30, 1999 regarding the dollar amount of loans maturing in the Company's loan portfolio based on scheduled contractual amortization, as well as the dollar amount of loans which have fixed or adjustable interest rates. Loan balances have not been reduced for (i) undisbursed loan proceeds, unearned discounts and the allowance for loan losses or (ii) nonperforming loans.

                                                                       Maturing in
                                         --------------------------------------------------------------------------
                                                       After One Year  After Five Years
                                              One       Through Five     Through Ten      After Ten
                                         Year or Less      Years           Years            Years          Total
                                         ------------   ------------    ------------    ------------   ------------
                                                                 (Dollars In Thousands)
Single family residential loans.......   $        866   $      1,837    $      1,362    $      2,144   $      6,209
Multi-family residential loans........         30,402             --              --              --         30,402
Commercial real estate................         50,276             --              --              --         50,276
                                         ------------   ------------    ------------    ------------   ------------
   Total..............................   $     81,544   $      1,837    $      1,362    $      2,144   $     86,887
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

                                                                For the Nine         For the
                                                                Months Ended       Year Ended
                                                                September 30,      December 31,
                                                                    1999               1998
                                                               ---------------   ---------------
                  Balance at beginning of period............   $    74,392,340   $    16,290,404
                  Originations:
                     Single family residential loans........                --                --
                     Multi-family residential loans.........         9,857,596        19,186,936
                     Commercial real estate loans...........        12,294,326        37,005,198
                                                               ---------------   ---------------
                        Total loans originated..............        22,151,922        56,192,134
                                                               ---------------   ---------------
                  Purchases:
                     Single family residential loans........                --       211,378,718
                  Secured borrowing (match funded loans)....                --      (183,470,633)
                  Principal repayments, net.................        (9,657,315)      (25,998,283)
                                                               ---------------   ---------------
                  Net increase in loan portfolio............        12,494,607        58,101,936
                                                               ---------------   ---------------
                  Balance at end of period..................   $    86,886,947   $    74,392,340
                                                               ===============   ===============

NOTE 6   MATCH FUNDED RESIDENTIAL LOANS

         On November 13, 1998, the Company securitized and transferred to OAC Mortgage Residential Securities, Inc., a real estate mortgage investment conduit (the "Trust"), $173.6 million (1,808 mortgage loans) of its residential loan portfolio. On that date, the Trust issued two classes of notes secured by the related group of mortgage loans. At September 30, 1999, Loan Group I consisted of approximately 768 mortgage loans with an aggregate principal balance of approximately $63.5 million and original terms of up to 30 years and which are

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
================================================================================

secured by first liens on single family residential properties. Loan Group II consisted of approximately 521 mortgage loans with an aggregate principal balance of approximately $61.3 million and original terms of up to 30 years and which are secured by first or second liens on single family residential properties. Upon the transfer, the Company received approximately $173.9 million of proceeds. The transfer did not qualify as a sale under FASB 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, the amount of proceeds from the transfer are reported as a liability in the consolidated statement of financial condition. During the three months and nine months ended September 30, 1999, the Company recorded a provision for loan losses against the match funded residential loans of $0.3 million and $0.8 million, respectively.

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

         At September 30, 1999, the Company's discount loan portfolio consisted of the following:

                                                          (Dollars In Thousands)
           LOAN TYPE:
           Commercial real estate loans:
              Office..................................        $     7,014
              Retail..................................                 --
                                                              -----------
                Total discount loans..................              7,014
              Discount (1)............................             (1,534)
                                                              -----------
                Discount loans, net...................        $     5,480
                                                              ===========

 (1) Discount generally represents the difference between the purchase price of discounted loans and their contractual face amount at the date of acquisition.

NOTE 8   INVESTMENT IN REAL ESTATE

         The investment in real estate at September 30, 1999 was comprised of four commercial office properties in San Francisco, California; an office building in Jacksonville, Florida; and three shopping plazas located in (i) Bradenton, Florida; (ii) Halifax, Nova Scotia; and (iii) Havre, Montana. The following table sets forth the Company's investment in real estate at the dates indicated:

                                                                   September 30,     December 31,
                                                                       1999              1998
                                                                  --------------     -------------
              Office buildings................................    $  174,616,120     $ 174,587,772
              Retail..........................................        33,541,248        32,328,623
              Building improvements...........................         7,594,386         1,223,185
              Tenant improvements and lease commissions.......         7,662,718         3,682,602
              Furniture and fixtures..........................            33,747                --
                                                                  --------------     -------------
                                                                     223,448,219       211,822,182
              Accumulated depreciation........................        (7,583,025)       (3,763,461)
                                                                  --------------     -------------
                Investment in real estate, net................    $  215,865,194     $ 208,058,721
                                                                  ==============     =============

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
================================================================================

NOTE 9 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, SECURITIES SOLD SHORT, AND OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase were $42.6 million, with a weighted average interest rate of 8.87%, at September 30, 1999, compared to $138.6 million with a weighted average rate of 7.97% at December 31, 1998. These obligations are secured by certain of the Company's investments in subordinated interests in commercial mortgage-backed securities, residual interests in subprime residential loan securitizations, and U.K. mortgage loan residual securities.

         The following table summarizes the maturity dates of OAC's securities sold under agreements to repurchase and the fair value of the related collateral securities as of September 30, 1999:

                                    Outstanding   Commercial Securities Residential Securities
         Maturity Date               Borrowing        Fair Value             Fair Value
         -------------              -----------   --------------------- ----------------------
                                                (Dollars in Millions)
         Within 1 month ..........  $      34.1       $      56.1            $        2.6
         More than 1 year ........          8.5                --                    34.1
                                    -----------       -----------            ------------
         Total ...................  $      42.6       $      56.1            $       36.7
                                    ===========       ===========            ============

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

         The Company periodically enters into sales of securities under agreements to repurchase the same securities. Obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated statement of financial condition. Interest expense with respect to these obligations for the three months and the nine months ended September 30, 1999 was $1.5 million and $6.2 million, respectively.

         SECURITIES SOLD SHORT. The company enters into short-term sales of securities under agreements to purchase (securities sold short). The amounts advanced under short sales are carried at fair value on the balance sheet. Interest incurred on securities sold short are reported as interest expense in the statement of operations. At September 30, 1999, securities sold short amounted to $33.3 million.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit amounted to $37.6 million at September 30, 1999. The borrowings are pursuant to a three year agreement, which is collateralized by commercial loans. The weighted average interest rate at September 30, 1999 was 7.07%. Interest expense during the three months and the nine months ended September, 1999 was $0.8 million and $2.1 million, respectively. See Note 1 to "--OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT-REAL ESTATE" below.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
================================================================================


OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT - REAL ESTATE. Obligations outstanding under lines of credit secured by real estate amounted to $145.5 million at September 30, 1999. These borrowings have a three-year term and an interest rate that floats in accordance with LIBOR. Set forth below is information regarding OAC's indebtedness relating to its investment in real estate at September 30, 1999:

                         Property        Principal Amount        Interest Rate      Maturity Date
              ------------------------  ------------------      ----------------   ----------------
                                                        (Dollars In Millions)
              Bush Street Property....     $      75.0          LIBOR plus 1.75%   April, 2001 (2)
              Other...................     $      70.5(1)       LIBOR plus 1.75%   June,  2001 (2)

         1) Represents the portion of the outstanding balance under a $200 million loan that is secured by real estate. As of September 30, 1999, OAC's investments in Cortez Plaza, 450 Sansome Street, 10 U.N. Plaza, Prudential Plaza and 690 Market Street secured this loan, and an additional $41.0 million was borrowed and secured by commercial mortgage loans under this line of credit.

         2) Subject to certain conditions, the Company may extend the maturity date by one year.

         Interest expense during the three months and nine months ended September 30, 1999 was $2.8 million and $8.1 million, respectively.

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

         During the first 36 months after the date of original issue of the Notes, the Company may use the net proceeds of one or more offerings of its common stock to redeem up to 25% of the aggregate principal amount of the Notes at a redemption price of 111.50% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that, after any such redemption, the aggregate principal amount of the Notes outstanding must equal at least $112.5 million. On September 30, 1998, the Company repurchased in the open market $7.0 million of the $150.0 million outstanding Notes. At September 30, 1999, the outstanding balance of the Notes was $143.0 million. Interest expense on the Notes for the three months and nine months ended September 30, 1999 was $4.1 million and $12.4 million, respectively.

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

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
================================================================================

         At September 30, 1999, bonds-match funded loan agreements amounted to $113.1 million and with a weighted average interest rate of 6.75%. Interest expense for the three months and nine months ended September 30, 1999 was $2.1 million and $6.9 million, respectively.

NOTE 11  TAXATION

         For 1998, the Company has qualified as a REIT under Sections 856 through 860 of the Code, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that is distributed to its shareholders if it distributes at least 95% of its taxable income and meets certain other income and asset tests. The Company has until the filing of its tax return to satisfy the distribution requirement. Since the Company plans to distribute 100% of its taxable income, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying consolidated financial statements. On August 23, 1999, the Company declared a cash dividend of $0.82 or $15.5 million to shareholders of record on August 30, 1999, paid October 7, 1999. In addition, OAC will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of (i) 85% of its ordinary income for that year, (ii) 95% of its capital gain net income for that year and (iii) 100% of its undistributed taxable income from prior years. OAC has incurred and paid a nondeductible excise tax for 1999.

         As a result of the acquisition of the Company by OCN on October 7, 1999, the Company failed to qualify as a REIT as of October 20, 1999 and will record an income tax provision in the fourth quarter.

NOTE 12  COMMITMENTS AND CONTINGENCIES

         At September 30, 1999, the Company had $36.3 million in outstanding commitments to fund construction, multi-family and commercial loans. The following table details the amounts committed at such date.

                                   September 30, 1999
                  -----------------------------------------------------
                                 (Dollars In Thousands)
                  Multi-family......................      $      14,883
                  Hotels............................             19,343
                  Offices...........................              2,083
                                                          -------------
                    Total committed amount..........      $      36,309
                                                          =============

         On April 20, 1999, a complaint was filed on behalf of a putative class of public shareholders of the Company in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida against OCN and the Company. On April 23, 1999, a complaint was filed on behalf of putative classes of public shareholders of the company in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida against the Company and certain directors of the Company. The plaintiffs in both complaints sought to enjoin consummation of the acquisition of the Company by OCN. The cases were consolidated, and on September 13, 1999 a consolidated amended complaint was filed. The injunction was denied, and on October 14, 1999, OCN was dismissed as a party. Plaintiffs' remaining claims are for damages for alleged breaches of common law fiduciary duties.

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

GENERAL

         The Company was formed as a Virginia corporation in the first quarter of 1997, and had elected to be taxed as a REIT under Sections 856 through 860 of the Code. See "Recent Developments" regarding OAC's change in tax status, ownership structure and domicile. The Company's primary investments have been:

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

RECENT OPERATING LOSSES; DISCONTINUANCE OF INVESTMENT ACTIVITIES

         The Company reported a net loss of $3.3 million or $(0.18) per fully diluted share for the three months ended September 30, 1999. These losses were primarily attributable to $5.9 million of losses on its securities available for sale portfolio which were comprised of a writedown of its residential subprime and residual mortgage-backed securities. During the first and second quarters of 1999, the Company reported $8.3 million and $23.9 million, respectively, of losses on subordinates and residual interests in mortgage related securities. In 1998 the Company reported $65.1 million of losses on subordinate and residual securities and $17.1 million of losses in conjunction with the Company's AAA-rated portfolio of agency interest only and inverse floating rate interest only classes of mortgage-related securities backed by single family residential loans. Losses in these periods are attributable, in varying degrees, to increased prepayment speeds on underlying mortgage loans, widening spreads on mortgage-related securities and declining market liquidity for mortgage-related securities. Moreover, as a result of these conditions, during the past year there has been a general "flight to quality" by investors, with the result that the market for the subordinate and residual mortgage-related securities has been substantially reduced or eliminated. These factors have adversely affected the operations and financial condition of numerous companies in the financial service, REIT and mortgage-backed security sectors, including the Company.

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

RECENT DEVELOPMENTS

         On September 30, 1999 the company entered into an agreement to sell MRAC 1996-C2 classes K, L1, and L2. This transaction settled on October 5, 1999 and resulted in proceeds, net of financing to the Company of $ 6.1 million. See "Financial Condition-Securities Available for Sale" below for more detail on these commercial mortgage-backed securities.

         On October 7, 1999, Ocwen Acquisition Company ("Acquisition Sub"), a Virginia corporation and an indirect wholly-owned subsidiary of OCN merged with and into the Company in accordance with the Agreement of Merger (the "Merger Agreement") dated as of July 25, 1999 among the Company, OCN, and Acquisition Sub. Under the terms of the Merger Agreement, each outstanding share (other than those held by OCN and its wholly-owned subsidiaries) of common stock, par value $0.01 per share, of the Company was converted into .71 shares of OCN common stock.

         Also on October 7, 1999, the Company paid a cash dividend of $0.82 per share, or $15.5 million, to shareholders of record on August 30, 1999. As a result of the acquisition of the company by OCN on October 7, 1999, the Company no longer qualifies as a REIT under the provisions of the Code.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


         On October 20, 1999, the Company merged into Small Commercial Properties Corporation I ("SCP"), a Florida corporation and an indirect wholly-owned subsidiary of OCN. Immediately thereafter, SCP changed its name to Ocwen Asset Investment Corp.

         On November 1, 1999, the Company sold, for $2.9 million, a pool of 36 residential loans with an unpaid principal balance of $3.3 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         GENERAL. Net loss for the quarter ended September 30, 1999 was $3.3 million, or $(0.18) per diluted share, compared to a net loss of $7.6 million, or $(0.40) per diluted share, for the three months ended September 30, 1998. The loss for the three months ended September 30, 1999 was primarily due to impairment losses on securities, derivatives and real estate of $4.2 million. The losses on the securities available for sale portfolio during the third quarter of 1999 were taken against residential subprime bonds, reflecting continuing market illiquidity for these instruments. The Company prices its securities portfolio at fair value each month based on the lower of broker/dealer marks or internal values. Net loss for the nine months ended September 30, 1999 was $22.3 million compared to a net loss of $11.5 million for the same period a year ago.

        INTEREST INCOME. Interest income decreased $4.4 million to $15.9 million for the three months ended September 30, 1999 from $20.3 million for the comparable period ended 1998. This decrease was primarily due to a decrease in interest income of $3.6 million on the securities available for sale portfolio, which resulted from higher than expected losses in the residential securities portfolio, along with the sale of some securities. Interest income was further reduced by a decrease of $1.4 million on interest from residential loans (including match funded loans), which resulted from a decrease in the average balances of these loan portfolios. Total interest earning assets yielded 12.86% at September 30, 1999, a 1.48% increase over the yield at September 30, 1998. Interest income for the nine months ended September 30, 1999 was $ 53.2 million compared to $ 43.1 million for the same period a year ago.

         INTEREST EXPENSE. Interest expense for the three months ended September 30, 1999 decreased $1.4 million to $8.7 million as compared to the same period a year ago. This decrease was primarily due to a $3.0 million decrease in interest expense associated with the pay down of obligations outstanding under lines of credit and a $1.6 million decrease in interest incurred from securities sold under agreements to repurchase due to the sale of securities. However, this decrease was mitigated in part by a $2.1 million increase in interest expense related to the bonds-match funded loan agreements. Interest expense does not include the expense associated with the borrowings secured by investments in real estate, which is included in determining the operations of the Company's real estate. See " -Real Estate Income (Expense), Net" below. Interest expense for the nine months ended September 30, 1999 was $27.8 million compared to $16.8 million for the same period a year ago.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

                                                                     For the Three Months Ended September 30,
                                                     ------------------------------------------------------------------------
(Dollars In Thousands)                                               1999                                 1998
                                                     -----------------------------------   ----------------------------------
                                                       Average               Annualized      Average              Annualized
                                                       Balance    Interest   Yield/Rates     Balance    Interest  Yield/Rates
                                                     ----------- ----------  -----------   ------------ --------- -----------
Interest-earning assets:
   Interest-bearing deposits........................ $    18,309 $      208        4.54%   $     54,861 $     714     5.16%
   Repurchase agreements..........................         6,737         80        4.75              --        --       --
   Securities available for sale...................      246,903     10,206       16.53         412,265    13,807    13.29
   Commercial and multi-family loan portfolio, net.       80,253      2,381       11.87          50,323     1,512    11.92
   Match funded residential loans, net.............      131,278      2,438        7.43              --        --       --
   Residential loan portfolio, net.................        6,134        114        7.43         181,545     3,863     8.44
   Discount loans, net.............................        5,616        490       34.90           8,527       393    18.29
                                                     ----------------------------------    -------------------------------
     Total interest-earning assets.................  $   495,230 $   15,917       12.86%   $    707,521 $  20,289    11.38%
                                                     ----------------------------------    -------------------------------

Interest-bearing liabilities:
   Securities sold under agreements to repurchase..  $    59,908 $    1,473        9.84%   $    163,253 $   3,082     7.49%
   Securities sold short...........................       17,143        252        5.00              --        --       --
   Obligations outstanding under lines of credit...       43,382        785        7.24         189,414     3,828     8.02
   11.5% Redeemable Notes due 2005.................      143,000      4,111       11.50         128,255     3,687    11.50
   Bonds match funded..............................      118,751      2,104        7.09              --        --       --
                                                     ----------------------------------    -------------------------------
     Total interest-bearing liabilities............  $   382,184 $    8,725        9.13%   $    480,922 $  10,597     8.74%
                                                     ----------------------------------    -------------------------------

Net interest income/spread (1).....................              $    7,192        3.73%                $   9,692     2.64%
                                                                 ==========                             =========
Net interest margin (2)............................                                5.81%                              5.43%

                                                                     For the Nine Months Ended September 30,
                                                     ------------------------------------------------------------------------
(Dollars In Thousands)                                               1999                                 1998
                                                     -----------------------------------   ----------------------------------
                                                       Average               Annualized      Average              Annualized
                                                       Balance    Interest   Yield/Rates     Balance    Interest  Yield/Rates
                                                     ----------- ----------  -----------   ------------ --------- -----------
Interest-earning assets:
   Interest-bearing deposits........................ $    33,306  $   1,028        4.12%   $     26,375 $   1,010     5.12%
   Repurchase agreements............................       2,250         80        4.74              --        --       --
   Securities held for trading......................          --         --          --          28,702       107      .50
   Securities available for sale....................     289,102     35,908       16.56         285,298    29,990    14.05
   Commercial and multi-family loan portfolio, net..      75,028      6,251       11.11          38,815     3,786    13.04
   Match funded residential loans, net..............     147,457      8,765        7.93              --        --       --
   Residential loan portfolio, net..................       6,644        392        7.87         108,017     6,476     8.02
   Discount loans, net..............................       5,617        749       17.78          14,845     1,719    15.48
                                                     ----------------------------------    -------------------------------
     Total interest-earning assets.................. $   559,404 $   53,173       12.67%   $    502,052 $  43,088    11.47%
                                                     ----------------------------------    -------------------------------

Interest-bearing liabilities:
   Securities sold under agreements to repurchase... $    92,496 $    6,154        8.87%   $    126,071 $   7,049     7.48%
    Securities sold short...........................       5,714        252        5.88              --        --       --
   Obligations outstanding under lines of credit....      39,545      2,098        7.07         108,514     6,102     7.52
   11.5% Redeemable Notes due 2005..................     143,000     12,377       11.54          42,752     3,687    11.50
   Bonds match funded...............................     135,974      6,880        6.75              --        --       --
                                                     ----------------------------------    -------------------------------
     Total interest-bearing liabilities............. $   416,729 $   27,761        8.88%   $    277,337 $  16,838     8.12%
                                                     ----------------------------------    -------------------------------

Net interest income/spread (1)......................             $   25,412        3.79%                $  26,250     3.35%
                                                                 ==========                             =========
Net interest margin (2).............................                               6.06%                              6.99%

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


         PROVISION FOR LOAN LOSSES. The provision for loan losses during the three months ended September 30, 1999 increased $0.2 million to $0.6 million from $0.4 million during the three months ended September 30, 1998, which reflected the Company's evaluation of current economic conditions, a credit review of loans, an analysis of specific loan situations and the size and composition of the commercial and multi-family loan portfolio. Provision for loan losses for the nine months ended September 30, 1999 was $1.1 million compared to $0.6 million for the same period a year ago.

         REAL ESTATE INCOME (EXPENSE), NET. Real estate income (expense), net decreased $0.7 million to a loss of $0.2 million for the three months ended
September 30, 1999, compared to the same period in 1998. This decrease was primarily due to a $0.6 million increase in rental operation expense, a $0.2 million increase in depreciation and amortization expense, and a $0.1 million increase in interest expense offset by a $0.2 million increase in rental income. These increases in real estate operating income and expenses, compared to the same period in 1998, were largely the result of an increase in the Company's investment in real estate, and obtaining financing on these investments. Expenses related to buildings and improvements are amortized over 39 years, while expenditures for repairs and maintenance are charged to operations as incurred. Real estate income (expense), net for the nine months ended September 30, 1999 was a loss of $0.7 million compared to net income of $1.1 million for the same period a year ago.

         OTHER EXPENSES. Other expenses increased $2.2 million to $5.4 million for the quarter ended September 30, 1999, compared to the same period in 1998. This increase was largely due to a $2.9 million increase in other expenses (which consisted generally of servicing, accounting, audit, legal, excise tax, bond amortization, and merger expenses), which was offset in part by a $0.7 million decrease in due diligence expense. The management fees payable by the Company to OCC totaled $1.4 million during the quarter ended September 30, 1999 compared to $1.6 million during the quarter ended September 30, 1998. Other expenses for the nine months ended September 30, 1999 were $12.2 million compared to $6.6 million for the same period a year ago.

         LOSSES ON SECURITIES, DERIVATIVES, AND REAL ESTATE. During the 1999 third quarter, the Company incurred net losses of $4.2 million on securities, derivatives, and real estate which were comprised of a $5.9 million writedown of its residential subprime and residual mortgage- backed securities, and a $1.6 million writedown in real estate holdings, offset in part by a $3.2 million gain on a sale of securities. For the nine months ended September 30, 1999, net losses on securities, derivatives, and real estate available for sale were $35.6 million, compared to $32.7 million for the same period a year ago.

         The Company's losses on its investments in mortgage-related securities during the first half of 1999 were attributable to increased prepayment speeds on underlying mortgage loans, widening spreads on mortgage-related securities and declining market liquidity for mortgage-related securities.

         MINORITY INTEREST IN NET LOSS (INCOME) OF CONSOLIDATED SUBSIDIARY. Minority interest in net loss (income) of consolidated subsidiary was $(0.2) million during the quarter ended September 30, 1999 compared to $0.7 million during the same period in 1998. This minority interest represented the portion of the Operating Partnership's loss attributed to the limited partnership interest owned by IMIHC. The Company has a 91.3% ownership interest in the Operating Partnership. Minority interest in net loss (income) of consolidated subsidiary for the nine months ended September 30, 1999 was $1.8 million compared to $0.4 million for the same period a year ago.

FINANCIAL CONDITION

         SECURITIES AVAILABLE FOR SALE. The Company's investment in securities available for sale at September 30, 1999 decreased by $138.8 million to $212.4 million from $351.2 million at December 31, 1998.

At September 30, 1999, the Company's securities available for sale portfolio was $212.4 million and consisted of:

     o Non-investment grade and unrated subordinate commercial mortgage-backed securities having an amortized cost of $66.1 million and a fair value of $66.0 million,
     o Unrated residential subprime residuals having an amortized cost of $143.4 million and a fair value of $140.1 million, and o Unrated subordinate residential mortgage-backed securities having an amortized cost of $6.7 million and a fair value of $6.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


The Company's unrated subprime residual portfolio of $212.4 million consisted of:

     o $65.1 million of seasoned residuals (securitized between 1994 and 1997) with overcollateralization reserves funded at approximately $121.3 million, and
     o $40.9 million of unseasoned residuals (securitized in 1998) with overcollateralization reserves funded at approximately $29.6 million.

         The following table sets forth the fair value and composition of the Company's securities available for sale at the dates indicated.

                                                                   September 30,     December 31,
                                                                       1999              1998
                                                                   -------------     ------------
                                                                      (Dollars In Thousands)
          Mortgage-related securities:
             Single family residential:
               Subordinates.....................................    $    6,307        $   15,390
               Subprime residuals...............................       140,089           218,724
                                                                    ----------        ----------
                   Total single family residential..............       146,396           234,114

             Multi-family residential and commercial:
               AAA-rated interest-only..........................            --               441
               A-rated interest-only............................            --               222
               Non-rated interest-only..........................         2,853             3,135
               Non-rated principal-only.........................           246               276
               Subordinates.....................................        62,911           112,966
                                                                    ----------        ----------
                 Total multi-family residential and commercial..        66,010           117,040
                                                                    ----------        ----------
                 Total mortgage-related securities..............    $  212,406        $  351,154
                                                                    ==========        ==========

         The following tables detail the Company's securities available for sale portfolio at September 30, 1999, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors.
Included in the tables are the following terms:

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

         ACTUAL LIFE-TO-DATE CPR - The Constant Prepayment Rate is used to measure the average prepayment rate for the underlying mortgage pool(s) over the period of time lapsed since the issuance of the securities through the date indicated and is calculated as follows:


         Actual Life-to-Date CPR = 100 x   [(1 -  Final  Aggregate  Balance actual      )            12          ]
                                           [(     ------------------------------------- )     ---------------    ]
                                           [(     Final  Aggregate  Balance scheduled   )     months in period   ]

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

The following tables details the Company's securities available for sale portfolio at September 30, 1999:

                                                                                                OVER
                                              CLASS                                       COLLATERIZATION
                                    ISSUE  DESIGNATION    RATING     COLLATERAL  BALANCE      LEVEL AT     PRODUCT TYPE AT:
SECURITIZATION        SECURITY      DATE     LETTER      AGENCIES    ISSUANCE    9/30/99      9/30/99         9/30/99
--------------        --------      ----     ------      --------    --------    -------      -------         -------
RESIDENTIAL MORTGAGE
BACKED SECURITIES                                                  (Dollars In Thousands)

RESIDUALS:
SASCO 1998-2(1)          X         Jan-98     NR       S&P, Fitch     $600,052   $ 361,811     1.45% OC    26% Fixed, 68% 2/28 ARM
SASCO 1998-3(1)          X         Mar-98     NR       S&P, Fitch      769,671     470,928     2.86% OC    10% Fixed, 76% 2/28 ARM
MLMI 1998-FF1(2)         X         Jun-98     NR       S&P, Fitch      198,155     123,559     2.41% OC    9% 1/29 ARM, 88% 2/28 ARM
PANAM 1997-1(3)          X         Dec-97     NR      S&P, Moody's     113,544      64,825     7.12% OC    26% 6mo ARM, 66% 2/28 ARM
                    Prepay Pen.
LHELT 1998-2(4)          X         Jun-98     NR     Moody's, Fitch    209,225     140,587     5.60% OC    42% Fixed, 37% 2/28 ARM
EQUICON 1994-2(5)    B Fix, B-2    Oct-94     NR      S&P, Moody's,     78,846      20,089     6.11% OC    100% Fixed
                                                          Fitch
                    QS Fix, QS-2              NR
                    B Var., B-2               NR                        32,306       4,297     24.44% OC   100% 6mo ARM
EQUICON 1995-1(5)    B Fix, B-2    May-95     NR      S&P, Moody's,     70,024      15,077     12.48% OC   100% Fixed
                                                          Fitch
                    B Var., B-2               NR                        40,519       6,165     18.06% OC   100% 6mo ARM
EQUICON 1995-2(5)    B Fix, B-2    Oct-95     NR      S&P, Moody's      79,288      21,168     15.28% OC   100% Fixed
                    B Var., B-2               NR                        39,667       6,629     14.65% OC   100% 6mo ARM
ACCESS 1996-1(6)     B Fix, B-2    Feb-96     NR      S&P, Moody's     120,015      34,750      6.92% OC   100% Fixed
                    B Var., B-2               NR                        55,362       9,983     14.48% OC   100% 6mo ARM
ACCESS 1996-2(6)      B-I, B-1     May-96     NR      S&P, Moody's     142,259      44,411     12.90% OC   100% Fixed
                    BI-S, BI-S-1              NR
                     B-II, B-1                NR                        68,345      11,807     15.07% OC   100% ARM
                       BII-S,                 NR
                      BII-S-1
ACCESS 1996-3(6)      B-I, B-1     Aug-96     NR      S&P, Moody's     107,712      35,078     14.66% OC   100% Fixed
                    BI-S, BI-S-1              NR
                     B-II, B-1                NR                        99,885      17,884     24.69% OC   100% ARM
                       BII-S,                 NR
                      BII-S-1
ACCESS 1996-4(6)       B, B-1      Nov-96     NR      S&P, Moody's     239,778      63,476     20.34% OC   51% Fixed, 49% ARM
                     B-S, B-S-1               NR
ACCESS 1997-1(6)       B, B-1      Feb-97     NR      S&P, Moody's     276,442      93,517     21.42% OC   57% Fixed, 43% ARM
                     B-S, B-S-1               NR
ACCESS 1997-2(6)       B, B-1      May-97     NR      S&P, Moody's     185,197      65,195     14.91% OC   52% Fixed, 48% ARM
                     B-S, B-S-1               NR
ACCESS 1997-3(6)       B, B-1      Oct-97     NR      S&P, Moody's     199,884      76,460     10.14% OC   49% Fixed, 51% ARM
                     B-S, B-S-1               NR
OCWEN 98 - OAC-1        N/A        Nov-98     NR      S&P, Moody's     182,178     124,467     14.84% OC   25% Fixed, 71% 1/1 CMT
CMR1(8)               Deferred     Apr-96     NR        S&P, Duff      47,802(9)    21,325(10)  9.80% RF   100% Amortizing
                        Comp

CMR2(8)               Deferred     Nov-96     NR    S&P, Duff, Fitch   106,692(9)   46,919(10) 10.19% RF   89.70% Amort 10.30% IO
                        Comp                                                                               mortgages

CMR3(8)               Deferred     Nov-96     NR    S&P, Duff, Fitch   195,610(9)   88,232(10) 14.11% RF   72.86% Amort 27.14% IO
                        Comp                                                                               mortgages

CMR4(8)               Deferred     Feb-97     NR    S&P, Duff, Fitch   108,630(9)   56,522(10)  6.94% RF   89.21% Amort 10.79% IO
                        Comp                                                                               mortgages

CMR6(8)               Deferred     May-97     NR    S&P, Duff, Fitch    91,442(9)   47,221(10)  7.30% RF   95.48% Amort 4.52% IO
                        Comp                                                                               mortgages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

                                                                                                  OVER
                                              CLASS                                          COLLATERIZATION
                                     ISSUE  DESIGNATION    RATING       COLLATERAL  BALANCE      LEVEL AT    PRODUCT TYPE AT:
SECURITIZATION        SECURITY       DATE     LETTER      AGENCIES      ISSUANCE    9/30/99      9/30/99        9/30/99
--------------        --------       ----     ------      --------      ----------  -------      -------        -------

 SUBORDINATES:                                       (Dollars In Thousands)
 SBMS 1997-HUD1(11)       B5        Apr-97  B2, n.a.    Moody's, DCR      326,147    203,366      2.82%       97% Fixed
                          B6        Apr-97     NR                              --         --      None
 ORMBS 1998-R1(12)        B4        Mar-98     NR       Moody's, DCR      565,411    493,665      None        98% Fixed
 GECMS 1994-12(13)        B4        Mar-94     NR      Moody's, Fitch,    516,732    235,985      None        100% Fixed
                                                             S&P

                                         WEIGHTED     WEIGHTED        ACTUAL       ACTUAL        ACTUAL
                                         AVERAGE       AVERAGE     DELINQUENCY  LIFE TO DATE  LIFE TO DATE         YIELD TO
                                      INTEREST RATE    LTV AT:         AT:         CPR AT:     LOSSES AT:        MATURITY AT:
    SECURITIZATION        SECURITY     AT: 9/30/99     9/30/99       9/30/99:      9/30/99       9/30/99       PURCHASE 9/30/99
    --------------        --------     -----------     -------       --------      -------       -------       -------- -------
                                                                     (Dollars In Thousands)
    RESIDENTIAL MORTGAGE
    BACKED SECURITIES
    RESIDUALS:
    SASCO 1998-2              X           10.27%        74.04%         14.02%        25.70%      $2,740         16.00%     7.92%
    SASCO 1998-3(1)           X            9.85         75.98          10.42         27.48        2,440         17.04      7.59
    MLMI 1998-FF1(2)          X            9.39         77.93           9.17         29.35          177         18.57     12.15
    PANAM 1997-1(3)           X           10.15         82.32          19.59         27.49        1,995         22.45      3.59
                         Prepay Pen.                                                                            25.69     21.79
    LHELT 1998-2(4)           X           10.04         75.95          13.65         25.31          152         18.55     18.88
    EQUICON 1994-2(5)    B Fix, B-2        9.95         72.11          19.27         34.90        1,103         18.00    100.76
                        QS Fix, QS-2
                         B Var., B-2      10.75         81.57                                                   18.00     32.77
    EQUICON 1995-1(5)    B Fix, B-2       11.99         70.68          29.46         32.63        2,615         18.00     27.19
                         B Var., B-2      11.24         76.67                                                   18.00     86.99
    EQUICON 1995-2(5)    B Fix, B-2       10.80         76.42          33.67         35.99        2,213         18.00      0.00
                         B Var., B-2      11.21         73.20                                                   18.00     75.33
    ACCESS 1996-1(6)     B Fix, B-2       10.85         75.67          32.67         34.72        2,908         18.00     25.40
                         B Var., B-2      11.15         78.44                                                   18.00     29.06
    ACCESS 1996-2(6)      B-I, B-1        11.03         76.63          33.34         36.34        3,869         18.00     17.54
                        BI-S, BI-S-1
                          B-11, B-1       11.28         78.50                                                   18.00     15.21
                           BII-S,
                           BII-S-1
    ACCESS 1996-3(6)      B-I, B-1        11.45         78.25          37.02         38.89        2,916         18.00     20.74
                        BI-S, BI-S-1
                          B-II, B-1       11.60         80.40                                                   18.00     16.31
                           BII-S,
                           BII-S-1
    ACCESS 1996-4(6)       B, B-1         11.76         78.47          39.23         40.26        3,614         18.00     14.87
                         B-S, B-S-1
    ACCESS 1997-1(6)       B, B-1         11.48         81.29          39.42         38.61        5,776         18.00     14.10
                         B-S, B-S-1
    ACCESS 1997-2(6)       B, B-1         11.43         80.61          33.87         40.70        2,378         18.00     10.42
                         B-S, B-S-1
    ACCESS 1997-3(6)       B, B-1         11.35         81.56          33.76         41.60        1,729         18.00     16.83
                         B-S, B-S-1
    OCWEN 98-OAC-1(7)        N/A           8.64         80.12           6.86         33.42          143          N/A        N/A

    CMR1(8)             Deferred Comp     13.39           N/A          38.70         21.75          734         18.00     54.47

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

                                         WEIGHTED     WEIGHTED        ACTUAL       ACTUAL        ACTUAL
                                         AVERAGE       AVERAGE     DELINQUENCY  LIFE TO DATE  LIFE TO DATE         YIELD TO
                                      INTEREST RATE    LTV AT:         AT:         CPR AT:     LOSSES AT:        MATURITY AT:
    SECURITIZATION        SECURITY     AT: 9/30/99     9/30/99       9/30/99:      9/30/99       9/30/99       PURCHASE 9/30/99
    --------------        --------     -----------     -------       --------      -------       -------       -------- -------
    CMR2(8)             Deferred Comp     12.52           N/A          30.37         22.49         1193         18.00     52.44
    CMR3(8)             Deferred Comp     13.56           N/A          16.94         18.61        2,742         18.00     22.86
    CMR4(8)             Deferred Comp     13.93           N/A          35.65         20.74        1,418         18.00     29.49
    CMR6(8)             Deferred Comp     13.58           N/A          35.29         23.15          859         18.00     30.60

    SUBORDINATES:
    SBMS 1997-HUD1(11)       B5            9.80        105.31          11.09         15.69       10,694         16.87     21.01
                             B6                                                                                 22.86     26.60
    ORMBS 1998-R1(12)        B4            8.93        120.57          23.44          8.48       17,721         13.75    (23.50)

    GECMS 1994-12(13)        B4            6.81         46.30           0.85          8.30            0         19.37     21.21


ISSUERS:
(1)  Structured Asset Securities Corp.
(2)  Merrill Lynch Mortgage Investors, Inc.
(3)  Pan American Bank, FSB.
(4)  Lehman Home Equity Loan Trust.
(5)  Equicon Mortgage Loan Trust.
(6)  Access Financial Mortgage Loan Trust.
(7)  Ocwen Residential Mortgage-Backed Securities.
(8)  City Mortgage Receivable.
(9) Dollar equivalent of amounts in British pounds at the rate of exchange that prevailed a the time of issuance.
(10) Dollar equivalent of amounts in British pounds at the rate of exchange at 9/30/99.
(11) Salomon Brothers Mortgage Securities.
(12) Ocwen Mortgage Loan Trust.
(13) GE Capital Mortgage Services, Inc.
(14) Not available.

                                                                CLASS                                          SUBORDINATION
                                                             DESIGNATION                                          LEVEL AT
SECURITIZATION                  SECURITY      ISSUE DATE        LETTER          RATING AGENCIES         ISSUANCE         9/30/99
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL MORTGAGE
BACKED SECURITIES
NASC 1996 MD-V(1)                 B-2            Apr-96           B            S&P, Duff, Fitch             0.00%         0.00%

BTC 1997-S1(3)                    E, F           Dec-97          BB/B             S&P, Fitch               19.00         33.62
                                 Equity                           NR                                        0.00          0.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

                                                          Actual   Actual
                            Weighted Weighted             Life to  Life to
                            Average   Average   Actual    Date     Date         Class Size %           Yield to       Collateral
                            DSCR at   LTV at  Delinquency CPR at   losses, at   of Total as of       Maturity at      Balance at
Securitization     Security Issuance Issuance   9/30/99  9/30/99   9/30/99     Issuance  9/30/99  Purchase  9/30/99 Issuance 9/30/99
--------------     -------- -------- --------   -------  -------   ----------  --------  -------  --------  ------- -------- -------
                                                               (Dollars in thousands)
COMMERCIAL MORTGAGE
BACKED SECURITIES

NASC 1996 MD-V(1)   B-2       1.69     62.0%      0.0%     0.0%    $      0      4.36%    4. 51%     9.90%    9.98% $773,693 747,307

BTC 1997-S1(3)      E, F      1.27    106.0%     23.6%    48.37%   $ 11,932      14.50    38.89      8.36     8.50  $303,946 113,039
                   Equity                                                        19.00    33.62     21.19    26.52

  ISSUERS:
  (1) Nomura Asset Securities Corporation

  (3) BTC Mortgage Investors Trust 1997-S1


         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie the Company's securities available for sale portfolio at September 30, 1999.

  Description              California     Florida        Texas        New York      Maryland       Other (1)
  -----------              ----------    ----------    ----------    ----------    ----------    ----------
                                                      (Dollars In Thousands)

  Residential properties   $  499,436    $  231,797    $  137,428    $   90,887    $  104,397    $4,419,353

  Commercial properties        33,859        60,861            --        71,197        61,578       632,851
                           ----------    ----------    ----------    ----------    ----------    ----------

  Total ................   $  533,295    $  292,658    $  137,428    $  162,084    $  165,975    $5,052,204
                           ==========    ==========    ==========    ==========    ==========    ==========

  Percentage (2) .......         8.40%         4.61%         2.17%         2.56%         2.62%        79.64%
                           ==========    ==========    ==========    ==========    ==========    ==========

(1)      No other individual state makes up more than 5% of the total.
(2) Based on a percentage of the total unpaid principal balance of the underlying loans.
(3) Excludes $287.0 million unpaid principal balance related to residential mortgage loans originated in the United Kingdom.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

         The following table summarizes information relating to the Company's mortgage-related securities available for sale at September 30, 1999.

                                                                                                ANTICIPATED              ANTICIPATED
                                                                                   ORIGINAL     UNLEVERAGED               WEIGHTED
                                                                                 ANTICIPATED      YIELD TO                 AVERAGE
             RATING/                  AMORTIZED                      PERCENT       YIELD TO     MATURITY AT              REMAINING
           DESCRIPTION                  COST        FAIR VALUE        OWNED        MATURITY      9/30/99 (2)     COUPON    LIFE (3)
           -----------                  ----        ----------        -----        --------      -----------     ------    --------
                                                                          (Dollars In Thousands)
SINGLE FAMILY RESIDENTIAL
Unrated residuals.................. $143,369,973   $140,089,552       100.00%       17.58%         15.37%        0.00%     3.37%
B-rated subordinates...............    2,603,796      2,603,796       100.00        16.87          21.01         7.75      2.47
Unrated subordinates...............    4,066,521      3,703,176        51.40        15.92          15.08         6.89      1.50
                                    ------------   ------------
     Total single family...........  150,040,290    146,396,524
                                    ------------   ------------

MULTI-FAMILY/COMMERCIAL
BB-rated subordinates..............   39,773,972     41,410,051        86.93         8.24           8.50         7.37      3.67
B-rated subordinates...............   18,689,861     16,075,062        77.61        10.32          10.53         8.10      1.78
Unrated subordinates...............    4,250,538      5,425,584       100.00        15.65          26.52         0.00      3.59
Unrated IOs (1)....................    3,125,410      2,853,155       100.00        12.79          16.02         7.23      3.57
Unrated POs (1)....................      275,934        245,869       100.00        12.31          13.40         0.00     12.55
                                    ------------   ------------
     Total multi-family/commercial.   66,115,715     66,009,721
                                    ------------   ------------
     Total mortgage related
       securities.................. $216,156,005   $212,406,245
                                    ============   ============

         (1) These securities relate to the same mortgage-related security, thus giving the Company both the principal and interest components to the particular class.
         (2) Changes in the September 30, 1999 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and to a lesser extent loss assumptions.
         (3) Equals the weighted average duration based off of September 30, 1999 book value.

         The following table sets forth the property types of the Company's commercial mortgage-backed securities at September 30, 1999, based upon the principal amount.

                                                       Percentage
                          Property type                 Invested
                   ------------------------------      ----------
                   Retail........................         30.00%
                   Multi-family..................          6.00
                   Hotel.........................         25.00
                   Office........................          2.00
                   Industrial....................          5.00
                   Mixed use.....................          1.00
                   Other.........................         31.00
                                                      ---------
                   Total.........................        100.00%
                                                      =========

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

         The Company determines the present value of anticipated cash flows of its mortgage-related securities utilizing valuation assumptions appropriate at the time of each acquisition or securitization transaction. The significant valuation assumptions include the anticipated prepayment speeds and the anticipated credit losses related to the underlying mortgages. In order to determine the present value of this estimated excess cash flow, the Company currently applies a discount rate of 18% to the projected cash flows on the unrated classes of securities. The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. The Company makes assumptions as to the prepayment rates of the underlying loans, which the Company believes are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During the third quarter of 1999,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

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

         Subordinate and residual interests are affected by the rate and timing of payments of principal (including prepayments, repurchase, defaults and liquidations) on the mortgage loans underlying a series of mortgage-related securities. The rate of principal payments may vary significantly over time depending on a variety of factors, such as the level of prevailing mortgage loan interest rates and economic, demographic, tax, legal and other factors. Prepayments on the mortgage loans underlying a series of mortgage-related securities are generally allocated to the more senior classes of mortgage-related securities. Although in the absence of defaults or interest shortfalls all subordinates receive interest, amounts otherwise allocable to residuals generally are used to make payments on more senior classes or to fund a reserve account for the protection of senior classes until overcollateralization or the balance in the reserve account reaches a specified level. In periods of declining interest rates, rates of prepayments on mortgage loans generally increase, and if the rate of prepayments is faster than anticipated, then the yield on subordinates will be positively affected and the yield on residuals will be negatively affected. Continued market illiquidity on subprime residential mortgage-backed securities was a significant factor in the $4.2 million loss in the third quarter of 1999.

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

         For additional information on commercial mortgage-backed securities, see "Recent Developments" above.

         COMMERCIAL AND MULTI-FAMILY LOAN PORTFOLIO. The Company's investment in commercial and multi-family loans amounted to $80.2 million at September 30, 1999, a $14.9 million increase over the $65.3 million investment at December 31, 1998. See Note 5 to the Consolidated Financial Statements.

         The following table sets forth the composition of the Company's commercial and multi-family loan portfolio by type of loan at the dates indicated.

                                              September 30,   December 31,
                                                  1999            1998
                                              ------------    ------------
Multi-family residential loans .............  $ 30,401,865    $ 20,544,269
Commercial real estate and land loans:
     Hotels ................................    19,300,560      21,304,912
     Office buildings ......................    30,975,076      24,123,894
                                              ------------    ------------
      Total ................................    80,677,501      65,973,075
Deferred fees ..............................       (16,040)        (48,434)
Allowance for loan losses ..................      (463,934)       (641,676)
                                              ------------    ------------
     Commercial and multi-family loans, net.  $ 80,197,527    $ 65,282,965
                                              ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

         The Company maintains an allowance for loan losses at a level which management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. At September 30, 1999, the Company had an allowance for loan losses in the amount of $0.5 million on the commercial and multi-family loan portfolio.

         The following table sets forth certain information regarding the loans in the Company's commercial and multi-family loan portfolio at September 30, 1999.

                                                                                                STABILIZED
                                                LOAN AMOUNT                RATIO OF   LOAN PER     DEBT
                                        LOAN    OUTSTANDING   TYPE OF      LOAN TO  UNIT/SQUARE  COVERAGE  COUPON
      LOAN            LOCATION         AMOUNT    AT 9/30/99    LOAN         COST       FOOT      RATIO(1)   RATE       SIZE
---------------   ----------------    ---------------------  ---------     -------- ----------- ---------- ------   ---------
                                                         (Dollars In Thousands)
MULTI-FAMILY
RESIDENTIAL:

Fourth & Harrision San Francisco, CA    $11,550      $ 8,847  Construction     85%        72        1.22     9.630%  160 units

241 Church Street  New York, NY          30,280       18,520  Conversion       88        582         N/A     9.000    52 units

459 Washington
  Street           New York, NY           3,455        3,035  Conversion       61        314         N/A    10.500    11 units

COMMERCIAL:

Hawthorn Suites
  Hotel            Schaumburg, IL         7,629        3,183  Construction     65         56        1.59     8.750   136 suites

Thompson Street
  Hotel            New York, NY          17,715        3,577  Construction     80        209        1.66    10.000   100 rooms

Wyndham  Garden
  Hotel            Wilmington, DE        13,300       12,540  Renovation       67         61         2.2     8.650   291 rooms

Landmark III-GTE   Burlington, MA        33,058       30,975  Renovation       85        114        1.18     9.250   291,007 sq.ft.
                                       --------      -------
                                       $116,987      $80,677
                                       ========      =======

         (1) Represents the net income of the stabilized property divided by debt service required by the loan.

         RESIDENTIAL LOAN PORTFOLIO. The Company's investment in residential loans decreased to $5.5 million at September 30, 1999 from an investment of $8.1 million at December 31, 1998. At September 30, 1999, $3.5 million of the residential loan portfolio was past due 90 days or more, compared to $4.2 million at December 31, 1998. During the third quarter of 1999, the Company recorded a provision for loan losses of $0.3 million.

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

         At September 30, 1999, the Company's net discount loan portfolio amounted to $5.5 million compared to $5.6 million at December 31, 1998. All of the Company's discount loan portfolio is secured by first mortgage liens on real estate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


         At September 30, 1999, the Company's discount loans consisted of a 13.83% participation interest in a loan pool, which had an outstanding principal balance of $7.0 million. The collateral for the loans consists of two office buildings located in midtown Manhattan, New York. The loans are serviced by the Bank, which holds the remaining interest in these loans.

         The following table sets forth the activity in the Company's gross discount loan portfolio during the periods indicated:

                                                For the Nine
                                                Months Ended  For the Year Ended
                                                September 30,   December 31,
                                                    1999           1998
                                                ------------- ------------------
                                                   (Dollars In Thousands)
Balance at beginning of period ...............  $  6,858,836    $ 42,528,782
Principal adjustments ........................       293,750              --
Resolutions and repayments(1) ................      (138,300)     (2,349,969)
Loans transferred to investment
  in real estate .............................            --     (33,436,930)
Foreign exchange gain (loss) .................            --         116,953
                                                ------------    ------------
Balance at end of period .....................  $  7,014,286    $  6,858,836
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

         INVESTMENT IN REAL ESTATE. At September 30, 1999, and December 31, 1998, the Company's investments in real estate consisted of eight properties which had an aggregate carrying value of $215.9 million and $208.1 million, respectively. Four of the properties currently owned by the Company with an aggregate carrying value of approximately $149.1 million are located in San Francisco, California. Three of these properties are located in the financial district of San Francisco, and one property is located in the adjacent civic center district of San Francisco. The Company believes that the office market in San Francisco, particularly the financial district, is characterized by limited new supply and significant barriers to entry. Low vacancy rates, coupled with lack of new construction, are leading to increased rental rates. Government regulation of development in conjunction with local construction costs and a lack of developable land provide significant barriers to entry to this area. The Company believes that its investments in real estate in San Francisco are well located and benefit from their proximity to the majority of the city's office, retail and hotel accommodations.

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


         The Company's net investment in real estate increased to $215.9 million at September 30, 1999 from $208.1 million at December
31, 1998 and is comprised of the following properties:


      Date                                                                                                         Book Value at
      Acquired         Property                  Location                    Square Feet       Property Type     September 30, 1999
      -----------      -----------------------   -----------------------     -----------       -------------     ------------------
                                                         (Dollars In Thousands)
      04/08/98         225 Bush Street........   San Francisco, CA             570,637         Office Bldg.        $     106,606
      09/23/97         450 Sansome Street.....   San Francisco, CA             130,437         Office Bldg.               20,982
      01/23/98         690 Market Street......   San Francisco, CA             124,692         Office Bldg.               15,545
      09/03/97         10 U.N. Plaza..........   San Francisco, CA              71,636         Office Bldg.               11,495
      07/22/98         841 Prudential Drive...   Jacksonville, FL              550,000         Office Bldg.               32,840
      11/10/97         Cortez Plaza...........   Bradenton, FL                 289,686         Shopping Ctr.              19,397
      04/09/98         7075 Bayers Road.......   Halifax, Nova Scotia          402,529         Shopping Ctr.              15,554
      10/01/98         Holiday Village........   Havre, MT                     223,355         Shopping Ctr.               1,029

                                                                                     Accumulated depreciation
                                                                                             and amortization             (7,583)
                                                                                                                   -------------
                                                                                                                   $     215,865
                                                                                                                   =============

         Set forth below is a brief description of each of the Company's investments in real estate at September 30, 1999.

         225 BUSH STREET. In April 1998, the Company acquired an existing 570,637 square foot, 22-story office building located at 225 Bush Street in the financial district of San Francisco for $100.2 million. Bush Street was originally constructed in 1923 and brought up to 1992 building code seismic standards during 1992-94. Originally built as the world headquarters of Chevron of USA, Inc. ("Chevron"), it was sold in 1994 as Chevron sought to relocate its executive offices. The Company is projecting to make an additional investment of approximately $27.3 million, from the date of acquisition throughout its ownership period, to make tenant improvements, leasing commissions, and to upgrade mechanical, HVAC, electrical, fire, and life/safety systems under the Americans with Disabilities Act of 1990 (the "ADA"), as well as upgrades and improvements to the ground floor retail and annex entrance lobby. Approximately $9.0 million of the capital budget will be spent for tenant improvements and other upgrades to the premises as a result of a new 10 year lease executed in August 1999 with XOOM.com for approximately 187,000 square feet. As of September 30, 1999, the Bush Street Property was 98% leased.

         450 SANSOME STREET. In September 1997, the Company acquired a 130,437 square foot, 16-story office building located at 450 Sansome Street in the financial district of San Francisco. The Company purchased this property for $17.2 million. The property was built in 1967 and upgraded in certain respects in 1989 and 1990. The property was acquired from a lender who had taken title through foreclosure. Average rent per square foot was approximately $18.00 at the date of acquisition. The Company has to date renovated the entrance lobby, elevator cabs, life safety systems, and certain building systems on four floors, completed improvements required for compliance with the ADA, as well as paid tenant improvements and leasing commissions. The building was fully leased as of September 30, 1999 with average contract rents of $24.78 per square foot.

         690 MARKET STREET. In January 1998, the Company acquired a 124,692 square foot, 16-story, office building located at 690 Market Street in the financial district of San Francisco. The property was purchased for $13.7 million. The property was originally constructed in 1888 and has undergone numerous renovations. At the date of acquisition existing rents averaged $14.06 per square foot. Since the date of acquisition, the Company has executed new leases totaling approximately 35,000 square feet, which increased building occupancy to 88% as of September 30, 1999, and average rents have increased to approximately $24.60 per square foot. The Company is projecting to invest approximately $7.0 million in structural upgrades, a sprinkler system and ADA upgrades, deferred maintenance, tenant improvements and leasing commissions from the date at acquisition through its ownership period.

         10 UNITED NATIONS PLAZA. In September 1997, the Company acquired a 71,636 square foot, six-story, office building located at 10 United Nations Plaza in the Civic Center district of San Francisco. The Company purchased this property, which was built in 1982, for $9.1 million. At the date of acquisition, the property was substantially leased and the average rent per square foot was $13.76. The building was 57% leased as of September 30, 1999 at average rents of approximately $24.19 per square foot. The remaining space is currently being marketed. The Company has invested approximately $2.5 million in this property

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


to fund improvements to enhance the appearance of the lobby and hallways, install ADA upgrades, fund deferred maintenance and tenant improvements, and pay leasing commissions.

         PRUDENTIAL BUILDING. In July 1998, the Company purchased the Prudential Building, a 550,000 square foot, 22 story office building located in the central business district of Jacksonville, Florida for an aggregate purchase price of $36.0 million, plus closing costs. The purchase price was funded with cash on hand and advances from a line of credit. Simultaneously with this closing, the Company also leased 98% of the building back to the Prudential Insurance Co. of America and sold two adjacent parking areas to a neighboring hospital for approximately $4.1 million. The Prudential lease has a term of four years with options to vacate the premises during the term of the lease, as well as three subsequent five-year extension options. On August 6, 1999, Prudential Healthcare was sold to Aetna.

         CORTEZ PLAZA. In November 1997, the Company purchased Cortez Plaza, a 289,686 square foot shopping center located in Bradenton, Florida, a suburb of Tampa. The Company purchased this property, which was built in 1956 and renovated in 1988, for $18.4 million. In a separate transaction, the fee simple title to a large portion of the shopping center that had been subject to a ground lease was purchased simultaneously for $0.7 million, which resulted in a total investment in this property of $19.3 million. By simultaneously acquiring fee simple title to a ground lease that encumbered a large part of the shopping center's parking lot, the Company believes that it immediately improved the value and marketability of the project. As of September 30, 1999, the shopping center was 94.2% leased with national and regional tenants, including Publix, PetSmart, Circuit City, Walgreens, Montgomery Ward (which has come out of bankruptcy and affirmed their lease) and BankAmerica, comprising 75% of the leaseable area. Below market leases covering approximately 2.2% of the center expire during the remainder of 1999 and 2000.

         BAYER'S ROAD SHOPPING CENTRE. In April 1998, the Company acquired the Bayers Road Shopping Centre, which is located at 7075 Bayers Road in Halifax, Nova Scotia. The property was acquired by foreclosure on the loans secured by the property, which were acquired by the Company at a discount in September 1997. The property contains 402,529 square feet of space, which consists primarily of retail space but also includes some office space and storage space. The original buildings were built in 1956 and were enclosed and expanded in several phases between 1971 and 1987. Major tenants of the property currently include of Zellers, Lawton's and Mark's Work Warehouse. The property was approximately 69% leased at September 30, 1999. The Company currently is implementing a major renovation plan establishing the second level as a community shopping center anchored with both national and regional value-oriented retailers, while filling the lower level with service providers, discount retailers and entertainment uses. The third level would remain office space. In August 1999, the Company purchased the neighboring IGA Store for $1.9 million as part of the major renovation plan to demolish the IGA Store in order to increase visibility to the Shopping Centre.

         HOLIDAY VILLAGE SHOPPING CENTRE. In October 1998, the Company acquired the Holiday Village Shopping Centre, which is located at 1753 Highway 2 West in Havre, Montana. The property was acquired by foreclosure on the loan secured by the property, which was acquired by the Company at a discount in November 1997. The property contains 223,355 square feet of retail space. The original building was built in 1978. The major tenant at the property currently is Herberger's. The property was approximately 51% leased at September 30, 1999. The Company currently is developing a leasing plan to stabilize the property that will include leasing one of the vacant anchor spaces to a national or regional anchor tenant and lease the balance of the in-line space to local and regional tenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


         The following table sets forth the cost of improvements for each investment in real estate through September 30, 1999.

                                                                                                                Rents due
                                       Budgeted   Actual Cost                                                      and
                          Initial       Cost of        of                              Book                     accrued at  Total
                          Cost to    Improvements Improvements Impairment              Value at    Accumulated    end of    Rental
       Property           Company      for 1999     to Date    Writedown     Sales     09/30/99    Depreciation   period    Income
----------------------- ------------ ------------ ------------ ----------- ----------- ----------- ----------- ------------ --------
                                                           (Dollars In Thousands)
225 Bush Street.....    $  101,632   $    6,514   $    4,974   $      --  $      --   $  106,606  $    3,642  $     949    $  8,581
450 Sansome Street..        17,205        3,988        3,777          --         --       20,982         878        167       2,069
690 Market Street...        13,707        5,014        1,838          --         --       15,545         557         47       1,904
10 U.N. Plaza.......         9,080        3,414        2,415          --         --       11,495         452        148         274
841 Prudential Dr...        32,827          484           13          --         --       32,840         723      1,963       6,257
Cortez Plaza........        19,244        1,354          153          --         --       19,397         792        323       2,387
7075 Bayers Road....        15,219       12,755        4,237      (3,902)        --       15,554         497        172       2,580
Holiday Village.....         1,791          350          839      (1,601)        --        1,029          42         35         342
Park Center I.......         1,534           --           --          --     (1,534)          --          --         --          --
                        ----------   ----------   ----------   ---------  ---------   ----------  ----------  ---------    --------
   Total............    $  212,239   $   33,873   $   18,246   $  (5,503) $  (1,534)  $  223,448  $    7,583  $   3,804    $ 24,394
                        ==========   ==========   ==========   =========  =========   ==========  ==========  =========    ========

         The following table sets forth a summary schedule of the total lease expirations for the Company's investments in real estate for leases in place as of September 30, 1999, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                                           Percentage of                       Average Base     Percentage of
                                                             Aggregate         Annualized        Rent per         Aggregate
                            Number of    Square Footage      Portfolio        Base Rent of    Square Foot of      Portfolio
        Year of Lease        Leases        of Expiring     Leased Square        Expiring         Expiring         Annualized
        Expiration(1)       Expiring         Leases             Feet           Leases(2)         Leases(3)        Base Rent
        -------------       --------     --------------    -------------      ------------    --------------   ---------------
            1999                  34           125,059           6.99%        $   325,472           2.60             2.12%
             2000(4)              45           172,168           9.63%          1,161,519           6.75             7.59%
            2001                  49           148,399           8.30%          1,909,767          12.87            12.46%
            2002                  54           604,892          33.82%          5,263,647           8.70            34.33%
            2003                  20            54,113           3.03%          1,013,332          18.73             6.61%
            2004                  19            92,908           5.19%            600,674           6.47             3.92%
            2005                   3            27,546           1.54%             66,484           2.41             0.43%
            2006                   9           117,223           6.55%            474,424           4.05             3.09%
            2007                   4            91,683           5.13%            769,962           8.40             5.02%
            2008                   7           138,776           7.76%          1,813,263          13.07            11.83%
      2009 & beyond(5)            10           215,732          12.06%          1,931,931           8.96            12.60%
                               -----        ----------         ------         -----------                          ------
                                 254         1,788,499         100.00%        $15,330,475                          100.00%
                               =====        ==========         ======         ===========                          ======

(1) Lease year runs from January 1 to December 31 for all years except for 1999, in which the lease year is October 1 to December 31, 1999.
(2) Annualized base rent is calculated based on the amount of rent scheduled from January 1 of the listed year to the lease expiration, except for 1999 in which the amount is based on the rent schedule from October 1 to the lease expiration.
(3) Average base rent per square foot is calculated using the annualized base rent divided by the square footage.
(4) In October 1999, tenant IGA exercised a termination option effective April 30, 2000 at Bayers Road Shopping Center, which requires IGA to pay termination fees following expiration of the lease agreement.
(5) On August 13, 1999, XOOM.com, a new tenant, executed a 10 year lease at 225 Bush Street for approximately 187,000 square feet. However, the table only includes space that was occupied on September 30, 1999. As of September 30, 1999, XOOM.com physically occupied 24,157 square feet. The remaining square footage is under construction with occupancy scheduled during the first quarter of 2000.

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


         Noncancelable operating leases with tenants expire on various dates through 2028. The future minimum rental income (base rent) to be received under leases existing as of September 30, 1999, are as follows:

                             (Dollars In Thousands)
                 1999..................................     $   6,631
                 2000..................................        24,877
                 2001..................................        22,938
                 2002..................................        17,258
                 2003..................................        11,532
                 Thereafter............................        51,349
                                                            ---------
                      Total                                 $ 134,585
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

         At September 30, 1999, the Company had total consolidated indebtedness of $552.1 million, of which all but $143.0 million of outstanding Notes was secured indebtedness, as well as $20.0 million of other liabilities. This consolidated indebtedness consisted of: (i) $42.6 million of repurchase agreements, of which $34.1 million was scheduled to mature in one year; (ii) lines of credit aggregating $37.6 million, which mature in 2001 (subject to extension by the Company under certain conditions until 2002) and are secured by real estate, loans and/or securities; (iii) $143.0 million of outstanding Redeemable Notes, which mature in 2005; (iv) $113.1 million of match funded indebtedness which is secured by $124.9 million of match funded residential loans, net, which was incurred in November 1998 as a result of the securitization of 1,808 first and second single family residential mortgage loans and the retention by the Company of an approximately $9.6 million non-investment grade security in the special purpose entity which was established to effect the securitization; and (v) $33.3 million of securities sold short, which consisted of ten year treasury bonds. See Note 6 to the Consolidated Financial Statements above.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase decreased $96.0 million to $42.6 million at September 30, 1999, from $138.6 million at December 31, 1998. This decrease was due to certain repurchase agreements with the Company's lenders which require all cashflows from the bonds to be used to pay down outstanding debt and the repricing of the repurchase agreements as the collateral amortizes, and the scheduled maturity of certain other repurchase agreements. These obligations are secured by certain of the Company's investments in subordinated interests in commercial mortgage-backed securities, residual interests in subprime residential loan securitizations, and U.K. mortgage loan residual securities.

         SECURITIES SOLD SHORT. Securities sold short amounted to $33.3 million at September 30, 1999, and consisted of the short sale of a ten year US treasury bond due November 15, 2005. There were no open short sale positions at September 30, 1998.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit increased $3.1 million to $37.6 million at September 30, 1999, from $34.5 million at December 31, 1998. The borrowing is pursuant to a three year agreement, which is collateralized by commercial loans.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT - REAL ESTATE. Obligations outstanding under lines of credit secured by real estate increased $2.9 million to $145.5 million at September 30, 1999 from $142.6 million at December 31, 1998. These borrowings have a three-year term and an interest rate that floats in accordance with LIBOR.

         MINORITY INTEREST. At September 30, 1999, minority interest totaled $21.0 million and represented OCN's ownership through IMIHC of 1,808,733 units in the Operating Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


         SHAREHOLDERS' EQUITY. Shareholders' equity decreased by $52.9 million from $221.2 million at December 31, 1998 to $168.3 million at September 30, 1999. The decrease was due to a net loss of $22.3 million, partially offset by a cumulative currency translation adjustment of $0.3 million and a $14.8 million unrealized loss on securities available for sale and the declaration of a dividend of $.82 per share or $15.5 million to shareholders.

CAPITAL RESOURCES AND LIQUIDITY

         Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, and for other general business purposes. Additionally, to maintain its status as a REIT under the Code, the Company previously had to distribute annually at least 95% of its taxable income. The primary sources of funds for liquidity during the third quarter of 1999 consisted of cash provided by operating activities, principal payments received from loans, sales of securities available for sale, increases in obligations outstanding under lines of credit, and principal and interest payments received on the Company's securities portfolio.

         The Company's operating activities provided cash flows of $11.7 million during the third quarter of 1999. At the same time, the Company's investing activities provided cash flows of $7.3 million during the third quarter of 1999. During the third quarter of 1999, cash provided by investing activities primarily consisted of principal payments on securities available for sale of $6.1 million, principal payments on loans of $57.2 million and proceeds from sale of securities of $35.8 million. The Company's financing activities used cash flows of $10.8 million during the third quarter of 1999 and primarily consisted of repayments of $31.3 million on borrowings collateralized by securities sold under agreements to repurchase, and principal payments of $11.1 million on bonds-match funded loan agreements.

         At September 30, 1999, OAC's total closed transactions since the IPO, net of repayments, were $680.6 million. Of this amount, $644.3 million has been funded and the remaining $36.3 million is to be funded over the construction and renovation periods, which range from two to 18 months. In addition, for 1999, the Company has budgeted $33.9 million of capital expenditures on its investments in real estate in order to reposition such properties in the market.

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

OTHER TRENDS AND CONTINGENCIES

         Fluctuations in interest rates will continue to impact the Company's net interest income to the extent the Company's fixed rate assets are funded by variable rate debt or the Company's variable rate assets reprice on a different schedule, or in relation to a different index than its floating rate debt. At September 30, 1999, the Company had interest rate swap agreements with a notional amount of $200.8 million and a fair value of $1.6 million in order to limit partially the adverse effects of rising interest rates on the remaining floating-rate debt. For a tabular presentation of these agreements and other information, see Note 3 to the Consolidated Financial Statements above. When the Company's swap agreements expire, the Company will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the swaps are replaced or other steps are taken to mitigate this risk.

         The Company's ability to raise additional debt is dependent upon, among other things, the value of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying assets. At September 30, 1999, the Company had unencumbered residential loans and securities having a fair value totaling approximately $125.1 million ($109.7 million of subordinate and residual mortgage-backed securities, $9.9 million of commercial mortgage-backed securities, and $5.5 million of residential loans).

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

         The indenture under which the Redeemable Notes were issued (the "Indenture") prohibits the Company from incurring or issuing debt, other than certain permitted indebtedness ("Permitted Indebtedness"), if certain financial tests are not satisfied. One such test requires that the ratio of adjusted FFO to adjusted fixed charges for the previous four fiscal quarters exceeds 1.25 to
1.00. Given that FFO for the four quarters ended September 30, 1999 was $(67.5) million, the Company does not expect this financial test to be satisfied for some time to come. Permitted Indebtedness, the incurrence of which is not limited under the Indenture, includes: (i) up to $150 million of debt that may be incurred under certain warehouse lines of credit or mortgage loan repurchase agreements; (ii) match funded debt that may be incurred by a special purpose, bankruptcy remote subsidiary of the Company; (iii) renewals or refinancings of existing debt structured to meet certain conditions; (iv) debt that may be incurred in hedge transactions; (v) up to $10 million of capital lease and purchase money financing; and (vi) up to $50 million of additional debt. The Company believes that it can meet its financing needs from sources of Permitted Indebtedness during 1999, although there can be no assurance that this will be the case.

         In addition to payment and, in the case of the Company's secured indebtedness, collateralization requirements, the Company is subject to various other covenants in the agreements evidencing its indebtedness, including the maintenance of specified amounts of equity. At September 30, 1999, the Company was in compliance with all obligations under the agreements evidencing its indebtedness with respect to the Company's equity and the Operating Partnership's equity, as defined in the applicable agreement. In recent months, various lenders have agreed to decrease the amount of net worth required to satisfy the financial covenants in the applicable indebtedness agreements. However, there can be no certainty that additional operating losses will not result in the Company's violation of certain minimum net worth covenants in the future. In the event of a default in such covenants, the lender generally would be able to accelerate repayment of the indebtedness and pursue other available remedies, which could result in defaults on other indebtedness of the Company, unless the applicable lender or lenders allowed the Company to remain in violation of the agreements. Were a default to be declared, the Company would not be able to continue to operate without the consent of its lenders. In addition to the Merger, the Company currently is considering various alternatives to enhance its ability to meet its payment and other obligations under its indebtedness and the funding requirements discussed above, including the sale of certain assets and the potential tax and other consequences associated therewith. There can be no certainty that the Company will have sufficient liquidity to meet these obligations on a short-term or long-term basis.

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

         FFO for the three months and the nine months ended September 30, 1999 was ($5.2) million and ($22.5) million compared to $(7.1) million and $4.1 million for the comparable periods in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


         The following table reconciles FFO and net income during the periods indicated.

                                                                  For the Three Months                For the Nine Months
                                                                  Ended September 30,                 Ended September 30,
                                                          -----------------------------------  ---------------------------------
                                                              1999                  1998            1999                1998
                                                          -------------         -------------  --------------      -------------
                                                                                 (Dollars in Thousands)
     Net loss income................................      $      (3,326)        $      (7,639) $      (22,277)     $     (11,497)
        Depreciation and amortization...............              1,352                 1,160           3,806              2,223
        Loss on sale of IO portfolio................                 --                    --              --             13,957
        Gain on sale of securities..................             (3,194)                   --          (4,045)                --
        Extraordinary gain on repurchase of debt....                 --                  (615)             --               (615)
                                                          -------------         -------------  --------------      -------------
     FFO............................................      $      (5,168)        $      (7,094) $      (22,516)     $      (4,068)
                                                          =============         =============  ==============      =============

REIT STATUS

         The Company has qualified through calendar 1998 as a REIT under Sections 856 through 860 of Code. Qualification for treatment as a REIT requires the Company to meet certain criteria, including certain requirements regarding the nature of its ownership, assets, income, and distributions of taxable income. A REIT generally will not be subject to federal income taxation on that portion of its income that is distributed to its shareholders if it distributes at least 95% of its taxable income and meets certain other income and asset tests. The Company, on October 7, 1999, satisfied the distribution requirement by paying a cash dividend of $0.82 per share, or $15.5 million.

         As a result of the acquisition of the Company by OCN on October 7, 1999, the Company failed to qualify as a REIT as of October 20, 1999 and will record an income tax provision in the fourth quarter.

         For further discussion on the Company's status as a REIT, see "Recent Developments" above and Note 11 to the Consolidated Financial Statements.

RISK OF LOSS OF INVESTMENT COMPANY ACT EXEMPTION

         The Company believes that it is not, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Under the Investment Company Act, an investment company is required to register with the Commission and is subject to extensive, restrictive and potentially adverse regulations. Section 3(c)(5) of the Investment Company Act exempts entities, however, that are "primarily engaged in...[the business of]... purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretations by the staff of the Commission, qualifying for this exemption requires the Company, among other things, to maintain at least 55% of its assets in Qualifying Interests and to maintain an additional 25% in Qualifying Interests or other real estate-related assets. The Company's investments in real estate and mortgage loans generally constitute Qualifying Interests, and the Company believes that subordinate and residual interests in mortgage-related securities constitute Qualifying Interests when the Company acquires the right to direct the foreclosure upon any defaulted loan which backs such securities and to take all other actions that a servicer generally may take in connection with a defaulted loan.

         At September 30, 1999, the Company believes that its Qualifying Interests, including subordinate and residual interests, comprised over 83% of the Company's total assets and over 87% when combined with other real-estate related assets. As a result, the Company believes that it was and is not required to register as an investment company under the Investment Company Act. The Company does not intend, however, to seek an exemptive order, no-action letter or other form of interpretive guidance from the Commission on this position, and if the Commission were to take a different position, the Company could be required either (i) to change the manner in which it conducts its operations in order to avoid investment company registration or (ii) to register as an investment company, either of which could have a material adverse effect on the Company and its securities, could subject the Company to monetary penalties and injunctive relief in an action brought by the Commission, could cause the Company to be unable to enforce contracts with third parties and could cause third parties to seek recission of relevant transactions.

         With the consummation of the Merger on October 7, 1999, the Company has also qualified for the "private investment Company" exemption under Section 3(c)(1) of the Investment Company Act. As a result, even if the company at some future date fails to meet the requirements of Section 3(c)(5), the Company would be exempt from regulation as an investment company.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                MARKET RISK
================================================================================

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

         When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. For example, under current market conditions, a 100 basis point decline in the market interest rate is estimated to result in a 200 basis point increase in the prepayment rate of a typical subprime residential loan. Most commercial and multi-family loans are not subject to prepayments as a result of prepayment penalties and contractual terms that prohibit prepayments during specified periods. However, for those commercial and multi-family loans where prepayments are not currently precluded by contract, declines in interest rates are associated with steep increases in prepayment speeds in computing cash flows. A risk premium is then calculated for each asset, which, when added to the interest rate being modeled, results in a matrix of discount rates that are applied to the cash flows computed by the model. Since the net portfolio value consists of both fixed and adjustable components, an inverse relationship between the market value of the net portfolio and net interest income is possible. This could happen if more assets reprice during the first year. In this case, more liabilities would be funded at the new lower rates over a longer period of time during the year. The base interest rate scenario assumes interest rates at September 30, 1999. Actual results could differ significantly from those estimated in the table.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                MARKET RISK
================================================================================

                         Projected Percentage Change In
--------------------------------------------------------------------------------
Change in Interest Rate       Net Interest Income (1)     Net Portfolio Value
--------------------------------------------------------------------------------

   -400 Basis Points                (33.73)%                     (2.91)%
   -300 Basis Points                (25.30)                      (1.95)
   -200 Basis Points                (16.87)                      (1.23)
   -100 Basis Points                 (8.43)                      (0.30)
  Base Interest Rate                   0.0                         0.0
   +100 Basis Points                  8.43                        0.77
   +200 Basis Points                 16.87                        3.78
   +300 Basis Points                 25.30                        5.87
   +400 Basis Points                 33.73                        7.55

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

         The Company utilizes a variety of off-balance sheet financing techniques to assist it in the management of interest rate risk. These techniques may include interest rate futures and interest rate swaps, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swaps are utilized by the Company to protect against the increase in borrowing cost from floating rate debt or a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. At September 30, 1999, the Company was a party to interest rate swap agreements with an aggregate notional amount of $200.8 million. See Note 4 to the Consolidated Financial Statements above.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                MARKET RISK
================================================================================


         The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at
September 30, 1999. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except: (i) adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, and (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayment. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                               September 30, 1999
                                                                                   More than 1
                                                      Within         4 to 12         Year to         3 Years
                                                     3 Months         Months         3 Years         and Over         Total
                                                    ----------      ----------      ----------      ----------     ----------
 Rate-Sensitive Assets:                                                      (Dollars In Thousands)
   Interest-earning cash........................  $     36,394        $     --      $       --      $       --     $   36,394
   Repurchase agreements........................        34,383              --              --              --         34,383
   Securities available for sale................         7,820          20,463          41,371         142,752        212,406
   Loan portfolio, net (1)......................        80,614             450           1,025           3,583         85,672
   Match funded loan agreements.................         3,925          11,107          25,211          84,632        124,875
   Discount loan portfolio, net (1).............         5,480              --              --              --          5,480
                                                  ------------    ------------    ------------      ----------     ----------
     Total rate-sensitive assets................       168,616          32,020          67,607         230,967        499,210
                                                  ------------    ------------    ------------      ----------     ----------
 Rate-Sensitive Liabilities:
   Securities sold under agreements
     to repurchase..............................        42,594              --              --              --         42,594
   Bonds-match funded loan agreements...........       113,075              --              --              --        113,075
   Obligations outstanding under lines of credit       183,091              --              --              --        183,091
   Notes, debentures and other
     interest-bearing.obligations...............            --              --              --         176,272        176,272
                                                  ------------    ------------    ------------      ----------     ----------
     Total rate-sensitive liabilities...........       338,760              --              --         176,272        515,032
   Interest rate sensitivity gap before
     Off-balance sheet financial instruments....      (170,144)         32,020          67,607          54,695        (15,822)
 Off-Balance Sheet Financial Instruments:
   Interest rate swaps..........................       214,780              --        (100,780)       (114,000)            --
     Futures contracts..........................        14,000              --              --         (14,000)            --
     Net-off-balance sheets.....................       228,780              --        (100,780)       (128,000)            --
 Interest rate sensitivity gap..................        58,636          32,020         (33,173)        (73,305)    $  (15,822)
                                                  ------------    ------------    -------------   -------------    ==========
 Cumulative interest rate sensitivity gap.......  $     58,636    $     90,656    $     57,483    $    (15,822)
                                                  ============    ============    ============    ============
 Cumulative interest rate sensitivity gap as a
   percentage of total rate-sensitive assets....         11.75%          18.16%          11.51%          (3.17)%

(1)      Balances have not been reduced for non-performing loans.

         As of September 30, 1999, the cumulative volume of assets maturing or repricing within one year exceeded liabilities by $32.0 million, or 18.16% of assets, implying moderate current-year income sensitivity to movements in the level of interest rates.

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

              10.2     Form of Registration Rights Agreement dated (1)

              10.3     Third   Amended  and   Restated   Agreement   of  Limited
                       Partnership of Ocwen Partnership L.P. (4)

              10.4     Form of Stock Option Plan (1)

              10.5     Loan  Agreement, dated as of April 7, 1998   between OAIC
                       Bush Street, LLC and Salomon Brothers Realty Corp. (5)

              10.6     Loan  Agreement, dated as of April 24, 1998   between OAC
                       and Greenwich Financial Products Inc. (4)

              10.7 Amended and Restated Loan Agreement, dated as of June 10, 1998, by and among, inter alia, OAIC California Partnership, L.P., OAIC California partnership II, L.P., Salomon Brothers Realty Corp. and LaSalle National Bank
                       (4)

              10.8     Extension  of  First  Amended  and  Restated   Management
                       Agreement (7)

              10.9     Compensation  and  Indemnification Agreement, dated as of
                       May 6, 1999, between   the  Company  and the  independent
                       committee of the Board of Directors (7)

              10.10 Agreement of Merger, dated as of July 25, 1999, among OCN, Ocwen Acquisition Company and the Registrant (6)

              10.11 First Amendment to Loan Agreement and Guaranty, dated as of July 9, 1999, made by and among OAIC Bush Street, LLC, Salomon Brothers Realty Corp, and Ocwen Partnership, L.P., and La Salle Bank National Association (filed herewith)

              10.12 Second Amendment to Guarantee of Payment, dated as of July 9, 1999, made by and between Salomon Brothers Realty Corp. and Ocwen Partnership, L.P. (filed herewith)

              10.13 Indemnity agreement, dated August 24, 1999, among OCN, and the Company's directors (filed herewith)

              27 Financial Data Schedule for the period ended September 30, 1998 (filed herewith)

              99.1     Investment Guidelines (4)

              99.2     Risk Factors (2)
              ------------------------------------------------------------------
              (1) Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-21965), as amended, declared affective by the Commission on May 14, 1997.
              (2)      Incorporated by reference to the Company's  Annual Report
                       on Form 10-K for the year ended December 31, 1998.
              (3)      Incorporated  by reference to the Company's  Registration
                       Statement on Form S-4 (File No. 333-64047), as amended, as declared effective by the Commission on February 12, 1999.
              (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.
              (5) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on April 23, 1998.
              (6) Incorporated by reference to Exhibit 2.1 to OCN's current Report on Form 8-K filed with the Commission on July 26, 1999.
              (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

--------------------------------------------------------------------------------

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1999.

              (1) A Form 8-K filed on July 26, 1999 announcing a definitive Merger Agreement between the Company and OCN.

              (2) A Form 8-K filed on July 28, 1999, which contained a news release announcing the Company's financial results for the three months ended June 30, 1999.

              (3) A Form 8-K filed on August 19, 1999, announcing the setting of the record and meeting dates for shareholders relating to the proposed acquisition of the Registrant by OCN.

              (4) A Form 8-K filed on August 24, 1999, announcing the declaration of a cash dividend of $0.82 per share to shareholders of record on August 30, 1999.

              (5) A Form 8-K filed on September 10, 1999, announcing a lease agreement between the Company and XOOM.com.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       OCWEN ASSET INVESTMENT CORP.




                       By: /s/ MARK S. ZEIDMAN
                          ------------------------------------------------------
                               Mark S. Zeidman
                               Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)




Date:  November 15, 1999