Form 10-K
period 1999-12-31
OCWEN ASSET INVESTMENT CORP
filed 2000-03-30
CIK 1033643

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from: _____________to _____________

                           Commission File No. 1-14043

                          OCWEN ASSET INVESTMENT CORP.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Florida                                             65-078313
 -------------------------------                            -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)


            The Forum, Suite 1000
       1675 Palm Beach Lakes Boulevard
          West Palm Beach, Florida                              33401
   ---------------------------------------                   ----------
   (Address of principal executive office)                   (Zip Code)

                                 (561) 682-8000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act: Not applicable. Securities registered pursuant to Section 12 (g) of the Act: Not Applicable.

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At December 31, 1999, there were 6,100 shares of common stock of the Registrant outstanding, all of which are owned indirectly by Ocwen Financial Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                          OCWEN ASSET INVESTMENT CORP.
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                           PAGE

                                     PART I

Item 1.     Business ...................................................     4

Item 2.     Properties .................................................     4

Item 3.     Legal Proceedings...........................................     4

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters ........................................     5

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................     5

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk..    20

Item 8.     Financial Statements........................................    23

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    50

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K ...................................................    51

            Signatures..................................................    53

FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT, AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), IN THE COMPANY'S PRESS RELEASES OR IN THE COMPANY'S OTHER PUBLIC OR SHAREHOLDER COMMUNICATIONS MAY NOT BE, BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS, WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL), MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "ANTICIPATE," "BELIEVE," "COMMITMENT," "CONSIDER," "CONTINUE," "COULD," "ENCOURAGE," "ESTIMATE," "EXPECT," "FORESEE," "INTEND," "IN THE EVENT OF," "MAY," "PLAN," "PRESENT," "PROPOSE," "PROSPECT," "UPDATE," "WHETHER," "WILL," "WOULD," FUTURE OR CONDITIONAL VERB TENSES, SIMILAR TERMS, VARIATIONS ON SUCH TERMS OR NEGATIVES OF SUCH TERMS. ALTHOUGH THE COMPANY BELIEVES THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT THOSE RESULTS OR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS DUE TO RISKS, UNCERTAINTIES AND CHANGES WITH RESPECT TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, INTERNATIONAL, NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), GOVERNMENT FISCAL AND MONETARY POLICIES (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), PREVAILING INTEREST OR CURRENCY EXCHANGE RATES, EFFECTIVENESS OF INTEREST RATE, CURRENCY AND OTHER HEDGING STRATEGIES, LAWS AND REGULATIONS AFFECTING INVESTMENT COMPANIES AND REAL ESTATE (INCLUDING ACCESS FOR DISABLED PERSONS AND ENVIRONMENTAL COMPLIANCE), UNCERTAINTY OF FOREIGN LAWS, COMPETITIVE PRODUCTS, PRICING AND CONDITIONS (INCLUDING FROM COMPETITORS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN THE COMPANY), CREDIT, PREPAYMENT, BASIS, DEFAULT, SUBORDINATION AND ASSET/LIABILITY RISKS, LOAN SERVICING EFFECTIVENESS, COURSE OF NEGOTIATIONS AND ABILITY TO REACH AGREEMENT WITH RESPECT TO MATERIAL TERMS OF ANY PARTICULAR TRANSACTION, SATISFACTION OR FULFILLMENT OF AGREED UPON TERMS AND CONDITIONS OF CLOSING OR PERFORMANCE, TIMING OF TRANSACTION CLOSINGS, DISCONTINUATION OF INVESTMENT ACTIVITIES, AVAILABILITY OF AND COSTS ASSOCIATED WITH OBTAINING ADEQUATE AND TIMELY SOURCES OF LIQUIDITY, DEPENDENCE ON EXISTING SOURCES OF FUNDING, ABILITY TO REPAY OR REFINANCE INDEBTEDNESS (AT MATURITY OR UPON ACCELERATION), TO MEET COLLATERAL CALLS BY LENDERS (UPON RE-VALUATION OF THE UNDERLYING ASSETS OR OTHERWISE) AND TO GENERATE REVENUES SUFFICIENT TO MEET DEBT SERVICE PAYMENTS AND OTHER OPERATING EXPENSES, SIZE OF, NATURE OF AND YIELDS AVAILABLE WITH RESPECT TO THE SECONDARY MARKET FOR MORTGAGE LOANS AND FINANCIAL, SECURITIES AND SECURITIZATION MARKETS IN GENERAL, ALLOWANCES FOR LOAN LOSSES, GEOGRAPHIC CONCENTRATIONS OF ASSETS (TEMPORARY OR OTHERWISE), TIMELY LEASING OF UNOCCUPIED SQUARE FOOTAGE (GENERALLY AND UPON LEASE EXPIRATION), CHANGES IN REAL ESTATE CONDITIONS (INCLUDING LIQUIDITY, VALUATION, REVENUES, RENTAL RATES, OCCUPANCY LEVELS AND COMPETING PROPERTIES), ADEQUACY OF INSURANCE COVERAGE IN THE EVENT OF A LOSS, KNOWN OR UNKNOWN ENVIRONMENTAL CONDITIONS, EXTERNAL MANAGEMENT, OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS AND SECURITIES INVESTMENTS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND FILINGS WITH THE COMMISSION, INCLUDING ITS REGISTRATION STATEMENTS ON FORMS, S-4 AND S-11, PERIODIC REPORTS ON FORMS 10-Q, 8-K, AND 10-K AND EXHIBIT 99.2, RISK FACTORS, FILED HEREWITH. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         On October 7, 1999, Ocwen Acquisition Company ("Acquisition Sub"), a Virginia corporation and an indirect wholly-owned subsidiary of Ocwen Financial Corporation ("OCN"), merged (the "Merger") with and into Ocwen Asset Investment Corp., a Virginia corporation (together with its successor by merger, as described below, either "OAC" or the "Company"), in accordance with that certain Agreement of Merger (the "Merger Agreement") dated as of July 25, 1999 among OAC, OCN, and Acquisition Sub. In accordance with the Merger Agreement, OAC shareholders (except for OCN or its subsidiaries) received in the merger 0.71 shares of OCN common stock for each outstanding share of OAC common stock. On October 20, 1999, the Company merged (the "Subsequent Merger") into Small Commercial Properties Corporation I, a Florida corporation and an indirect wholly-owned subsidiary of OCN which immediately thereafter changed its name to Ocwen Asset Investment Corp. As a result of the Subsequent Merger, on October 20, 1999, OAC ceased to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

         The Company has sought to capitalize on inefficiencies in the real estate and mortgage markets by investing in several categories of real estate and real estate related assets, including (i) subordinate interests in commercial and residential mortgage-backed securities; (ii) distressed commercial and multi-family real property, including properties acquired by a mortgage lender at foreclosure (or deed in lieu of foreclosure); (iii) commercial, multi-family and single-family residential mortgage loans, including construction and rehabilitation loans and mezzanine loans; (iv) interest-only and inverse interest-only mortgage-related securities supported by residential and commercial mortgage loans; and (v) mortgage loans that are in default or for which default is likely or imminent or for which the borrower is currently making monthly payments in accordance with a forbearance plan (collectively, "discount loans"). The Company also has acquired real property or mortgage loans secured by such real property and other real property interests that: (i) may be environmentally distressed; or (ii) are located outside the United States.


ITEM 2.  PROPERTIES

         The Company does not maintain an office. It relies on the facilities provided by its Manager, Ocwen Capital Corporation, a Florida corporation wholly-owned by OCN ("OCC" or the "Manager"). For information regarding real estate acquired by the Company for investment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment in Real Estate" under Item 7.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to various pending legal proceedings. Management is of the opinion that the resolution of these claims will not have a material adverse effect on the results of operations or financial condition of the Company. See Note 14 to the Consolidated Financial Statements, which is incorporated herein by reference.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

         Effective October 7, 1999, the Company's stock was no longer publicly traded. OCN indirectly holds all of the Company's 6,100 outstanding shares. The following table sets forth the amounts of cash dividends declared on the common stock during the periods indicated:

                                   1999             1998              1997
                                   ----             ----              ----
         First Quarter            $  --            $0.25             $  --
         Second Quarter              --             0.49              0.10
         Third Quarter             0.82             0.44              0.24
         Fourth Quarter              --               --              0.39


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         On January 4, 2000 the Company repurchased in the open market $20.0 million of its $143.0 million par outstanding 11.5% Redeemable Notes due 2005.

         On January 18, 2000, the Company purchased OAIC-Commercial Assets, Inc., a direct subsidiary of OCN for approximately $22.1 million. The acquired company consisted of equity participations in real estate ventures and various loans.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         In connection with the Merger, all of the assets and liabilities of the Company were revalued as of October 7, 1999 using purchase accounting. For presentation purposes and for use in Management's Discussion and Analysis of the Changes in Financial Condition and Results of Operations, the following table combines the January 1, 1999 to October 6, 1999 (pre-Merger period) with the October 7, 1999 to December 31, 1999 (post-Merger period) for comparison to the year ended December 31, 1998. To the extent the application of purchase accounting results in a lack of comparability between the periods presented, the impact is included in the narrative.

                                                                Predecessor             Successor       |    Combined
                                                   --------------------------------- ----------------   |------------------
                                                                         Period           Period        |      Period
                                                       For the       January 1, 1999  October 7, 1999   | January 1, 1999
                                                     Year Ended             To              To          |       To
                                                   December 31 1998  October 6, 1999 December 31, 1999  | December 31, 1999
                                                   ----------------  --------------- -----------------  |------------------
INTEREST INCOME:                                                                                        |
  Interest bearing deposits .....................  $     1,212,517    $     1,028,339 $       256,246   |$     1,284,585
  Repurchase agreements .........................               --             80,648         470,248   |        550,896
  Securities held for trading ...................          106,892                 --              --   |             --
  Securities available for sale .................       43,446,423         35,908,207       5,165,211   |     41,073,418
  Commercial and multi-family loans .............        5,736,214          6,250,607       3,990,970   |     10,241,577
  Match funded residential loans and securities..        1,915,071          8,765,332       3,598,473   |     12,363,805
  Residential loans .............................        8,424,325            391,802         126,293   |        518,095
  Discount loans ................................        2,116,564            748,497          55,056   |        803,553
                                                   ---------------    --------------- ---------------   |---------------
                                                        62,958,006         53,173,432      13,662,497   |     66,835,929
                                                   ---------------    --------------- ---------------   |---------------
INTEREST EXPENSE:                                                                                       |
  Securities sold under agreements to repurchase.       11,682,824          6,154,263         749,209   |      6,903,472
  Securities sold short .........................               --            251,891         335,227   |        587,118
  Obligations outstanding under lines of credit..        6,515,925          2,097,709         686,530   |      2,784,239
  11.5%  Redeemable Notes due 2005 ..............        7,798,597         12,376,650       4,225,501   |     16,602,151
  Bonds-match funded loan agreements ............        1,530,467          6,880,040       2,101,146   |      8,981,186
                                                   ---------------    --------------- ---------------   |---------------
                                                        27,527,813         27,760,553       8,097,613   |     35,858,166
                                                   ---------------    --------------- ---------------   |---------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN ...       35,430,193         25,412,879       5,564,884   |     30,977,763
  Provision for loan losses .....................          641,677          1,076,841        (331,134)  |        745,707
                                                   ---------------    --------------- ---------------   |---------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN ..       34,788,516         24,336,038       5,896,018   |     30,232,056
                                                   ---------------    --------------- ---------------   |---------------
                                                                                                        |
REAL ESTATE INCOME (EXPENSE), NET ...............        1,139,952           (665,593)       (963,399)  |     (1,628,992)
                                                   ---------------    --------------- ---------------   |---------------
                                                                                                        |
OTHER EXPENSES (INCOME):                                                                                |
  Management fees ...............................        5,892,468          4,470,498       1,347,472   |      5,817,970
  Servicing fees ................................        2,399,778          2,059,175         926,541   |      2,985,716
  Due diligence expenses ........................        1,817,924            122,745              --   |        122,745
  Foreign currency gain (loss) ..................         (116,953)                --              --   |             --
  Amortization of goodwill ......................               --                 --      (3,201,416)  |     (3,201,416)
  Other .........................................        3,323,672          5,508,536         849,547   |      6,358,083
                                                   ---------------    --------------- ---------------   |---------------
                                                        13,316,889         12,160,954         (77,856)  |     12,083,098
Losses on securities, derivatives and real estate      (86,267,429)       (35,582,326)       (944,257)  |    (36,526,583)
                                                   ---------------    --------------- ---------------   |---------------
                                                                                                        |
INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST.      (63,655,850)       (24,072,835)      4,066,218   |    (20,006,617)
Income tax benefit (expense) ....................               --                 --        (539,137)  |       (539,137)
Minority interest in net loss (income) of                                                               |
  NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ...      (58,800,966)       (22,276,910)      3,527,081   |    (18,749,829)
  Extraordinary gain on repurchase of debt ......          615,047                 --              --   |             --
                                                   ---------------    --------------- ---------------   |---------------
  NET INCOME (LOSS) .............................  $   (58,185,919)   $   (22,276,910)$     3,527,081   |$   (18,749,829)
                                                   ===============    =============== ===============   |===============

         GENERAL. Net loss for the year ended 1999 was $18.7 million compared to a net loss of $58.2 million for the year ended December 31, 1998. The loss for year ended December 31, 1999 was primarily due to impairment losses on securities, derivatives and real estate of $36.5 million compared to $86.3 million for the year ended December 31, 1998. The impairment losses for the year ended 1999 were taken against residential subprime bonds, reflecting continuing market illiquidity for these instruments.

         INTEREST INCOME. Interest income increased $3.9 million, or 6.2%, to $66.8 million for the year ended December 31, 1999 compared to $62.9 million for the comparable period ended 1998. This increase was primarily due to an additional $10.4 million in interest income from match funded loans and securities offset by a $7.9 million decrease in interest from the residential loans portfolio during 1999 as compared to 1998. The increase in interest income from match funded residential loans and securities and the decrease in interest income from residential loans reflects the securitization on November 13, 1998 of $173.6 million of residential loans in a transaction structured as a financing (see Note 8 to the Consolidated Financial Statements, which is incorporated herein by reference). Interest income from commercial and multi-family loans increased $4.5 million during 1999 as compared to 1998, the result of higher average balances in this portfolio. The average balances in match funded loans and securities increased $32.9 million from $43.9 million in 1998 to $76.8 million in 1999. Interest income on the securities available for sale portfolio decreased by $2.4 million on the securities available for sale portfolio, which resulted from higher than expected amortization in the residential securities portfolio and the sale and securitization of some securities.


         INTEREST EXPENSE. Interest expense for the year ended December 31, 1999 increased $8.4 million to $35.9 million as compared to $27.5 million for the same period a year ago. This increase was primarily due to an additional $8.8 million in interest on the 11.5% redeemable Notes due 2005 and an additional $7.4 million in interest paid on bonds match-funded during 1999 as compared to 1998. This increase was offset by a $3.7 million decrease in interest expense associated with the pay down of obligations outstanding under lines of credit and a $4.8 million decrease in interest incurred from securities sold under agreements to repurchase, primarily due to the sale of securities. Interest expense does not include the expense associated with the borrowings secured by investments in real estate, which is included in the operations of the Company's real estate. See " -Real Estate Income (Expense), Net" below.

         NET INTEREST INCOME. Net interest income during 1999 decreased $4.4 million to $31.0 million from $35.4 million in 1998 (as discussed above).


         PROVISION FOR LOAN LOSSES. The provision for loan losses during 1999 was $0.7 million, compared to $0.6 million for 1998. This change reflects the Company's evaluation of current economic conditions, a credit review of loans, an analysis of specific loan situations and the size and composition of the commercial and multi-family loan portfolio.


         REAL ESTATE INCOME (EXPENSE), NET. Real estate income, net decreased $2.7 million to a loss of $1.6 million for the year ended December 31 1999, compared to income of $1.1 million for 1998. This loss was primarily due to a $6.8 million increase in rental operation expense, a $1.8 million increase in depreciation expense, and a $3.8 million increase in interest reflecting the acquisition of real estate during the second half of 1998. These increases were offset by additional rental income of $9.6 million during 1999.


         OTHER EXPENSES. Other expenses decreased $1.2 million during 1999 to $12.1 million from $13.3 million in 1998. This decrease was primarily due to the amortization of excess of net assets over purchase price for $3.2 million, offset by the Company's Merger expenses in the amount of $2.1 million during 1999.

         LOSSES ON SECURITIES, DERIVATIVES, AND REAL ESTATE. During 1999, the Company incurred a net loss of $36.5 million on securities, derivatives, and real estate, a decrease of $49.8 million compared to a net loss of $86.3 million in 1998. The $36.5 million charge to earnings in 1999 was primarily comprised of $1.6 million impairment charges to real estate, $4.9 million of impairment charges against commercial securities, and $33.4 million of impairment charges against residential securities, offset by a $3.3 million gain on the sale of securities. The impairment charges on the securities in 1999 were primarily a result of accelerated prepayment speeds, widening annual losses in excess of previous expectations, and declining market liquidity.

FINANCIAL CONDITION

         SECURITIES AVAILABLE FOR SALE. The Company's investment in securities available for sale at December 31, 1999 was $103.4 million. See Note 6 to the Consolidated Financial Statements, which is incorporated by reference. The portfolio consisted of:

         o Non-investment grade and unrated subordinate commercial mortgage-backed securities having an amortized cost of $41.7 million and a fair value of $41.7 million,
         o Unrated residential subprime residuals having an amortized cost of $56.2 million and a fair value of $56.1 million, which consisted of seasoned residuals (securitized between 1994 and 1997) with overcollateralization reserves funded at approximately $120.4 million, and
         o Unrated subordinate residential mortgage-backed securities having an amortized cost of $5.9 million and a fair value of $5.6 million.

         The following tables detail the Company's securities available for sale portfolio at December 31, 1999, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors. Included in the tables are the following terms:

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

         The following table details the Company's securities available for sale portfolio at December 31, 1999:


                                                                                                   Over
                                              Class                      Collateral Balance   Collaterization   Product
                                    Issue   Designation    Rating       --------------------     Level at       Type at
 Securitization      Security       Date      Letter      Agencies      Issuance    12/31/99     12/31/99       12/31/99
 --------------      --------       ----      ------      --------      --------    --------     --------       --------

                                                       (DOLLARS IN THOUSANDS)
 RESIDENTIAL MORTGAGE
      BACKED SECURITIES

 RESIDUALS:
 PANAM 1997-1 (1)         X         Dec-97      NR      S&P, Moody's     113,544      52,615      8.48% OC    100% ARM
                     Prepay Pen.
 LHELT 1998-2 (2)         X         Jun-98      NR      Moody's, Fitch   209,225     128,873      6.11% OC    43% Fixed, 57% ARM
 EQUICON 1994-2 (3)   B Fix, B-2    Oct-94      NR      S&P, Moody's,     78,846      19,051      6.15% OC    100% Fixed
                                                            Fitch
                     QS Fix, QS-2               NR
                     B Var., B-2                NR                        32,306       4,024     25.73% OC    100% ARM
 EQUICON 1995-1       B Fix, B-2    May-95      NR      S&P, Moody's,     70,024      13,899     12.42% OC    100% Fixed
                                                            Fitch
                     B Var., B-2                NR                        40,519       5,833     14.76% OC    100% ARM
 EQUICON 1995-2       B Fix, B-2    Oct-95      NR      S&P, Moody's      79,288      19,589     14.22% OC    100% Fixed
                     B Var., B-2                NR                        39,667       5,674     15.65% OC    100% ARM
 ACCESS 1996-1 (4)    B Fix, B-2    Feb-96      NR      S&P, Moody's     120,015      31,984      7.07% OC    100% Fixed
                     B Var., B-2                NR                        55,362       9,190     18.79% OC    100% ARM
 ACCESS 1996-2         B-I, B-1     May-96      NR      S&P, Moody's     142,259      41,243     12.95% OC    100% Fixed
                     BI-S, BI-S-1               NR
                      B-II, B-1                 NR                        68,345      10,792     17.43% OC    100% ARM
                        BII-S,                  NR
 ACCESS 1996-3         B-I, B-1     Aug-96      NR      S&P, Moody's     107,712      31,768     16.21% OC    100% Fixed
                     BI-S, BI-S-1               NR
                      B-II, B-1                 NR                        99,885      16,411     23.92% OC    100% ARM
                        BII-S,                  NR
 ACCESS 1996-4          B, B-1      Nov-96      NR      S&P, Moody's     239,778      57,446     22.73% OC    51% Fixed, 49% ARM
                      B-S, B-S-1                NR
 ACCESS 1997-1          B, B-1      Feb-97      NR      S&P, Moody's     276,442      84,271     23.99% OC    58% Fixed, 42% ARM
                      B-S, B-S-1                NR
 ACCESS 1997-2          B, B-1      May-97      NR      S&P, Moody's     185,197      57,774     16.89% OC    54% Fixed, 46% ARM
                      B-S, B-S-1                NR
 ACCESS 1997-3          B, B-1      Oct-97      NR      S&P, Moody's     199,884      67,973     11.68% OC    50% Fixed, 50% ARM
                      B-S, B-S-1                NR
 CMR1 (5)              Deferred     Apr-96      NR      S&P, Duff         47,802(6)   19,180(7)  10.70% RF    100% Amortizing
                         Comp
 CMR2                  Deferred     Nov-96      NR      S&P, Duff,       106,692(6)   41,120(7)  11.42% RF    89.86% Amort 10.14% IO
                         Comp                               Fitch                                             mortgages

 CMR3                  Deferred     Nov-96      NR      S&P, Duff,       195,610(6)   79,196(7)  15.44% RF    62.25% Amort 27.75% IO
                         Comp                               Fitch                                             mortgages

 CMR4                  Deferred     Feb-97      NR      S&P, Duff,       108,630(6)   49,803(7)   7.73% RF    89.05% Amort 10.95% IO
                         Comp                               Fitch                                             mortgages

 CMR6                  Deferred     May-97      NR      S&P, Duff,        91,442(6)   41,745(7)   8.11% RF    95.61% Amort 4.39% IO
                         Comp                               Fitch                                             mortgages


                                                                                                 Over
                                             Class                      Collateral Balance   Collaterization   Product
                                  Issue   Designation    Rating        --------------------     Level at       Type at
 Securitization      Security     Date      Letter      Agencies       Issuance    12/31/99     12/31/99       12/31/99
 --------------      --------     ----      ------      --------       --------    --------     --------       --------

 SUBORDINATES:                                         (DOLLARS IN THOUSANDS)
 SBMS 1997-HUD1 (8)     B5        Apr-97   B2, n.a.    Moody's, DCR     326,147    192,444       2.17%         97% Fixed
                        B6        Apr-97      NR                             --         --       None
 ORMBS 1998-R1 (9)      B4        Mar-98      NR       Moody's, DCR     565,411    224,138       None          98% Fixed
 GECMS 1994-12 (10)     B4        Mar-94      NR       Moody's, Fitch,  516,732    470,738       None          100% Fixed
                                                            S&P




                                     Weighted      Weighted       Actual        Actual       Actual             Yield to
                                      Average       Average     Delinquency  Life to Date  Life to Date        Maturity at:
                                   Interest Rate    LTV at:         at          CPR at:     Losses at:     -----------------
Securitization         Security    at: 12/31/99    12/31/99      12/31/99      12/31/99      12/31/99      Purchase 12/31/99
--------------         --------    ------------    --------     -----------    --------      --------      -------- --------

                                                   (DOLLARS IN THOUSANDS)
  RESIDENTIAL MORTGAGE
       BACKED SECURITIES

RESIDUALS:
PANAM 1997-(1)             X           10.93         81.93          21.45         31.95        2,828         22.45     3.39
                      Prepay Pen.                                                                            25.69    13.58
LHELT 1998-(2)             X           10.08         75.81          12.08         25.87          593         18.55    17.17
EQUICON 1994-(2)      B Fix, B-2        9.95         71.91          20.67         32.87        1,228         18.00   103.64
                      B Var., B-2      10.97         81.97                                                   18.00    34.01
EQUICON 1995-(1)      B Fix, B-2       12.00         70.36          33.41         31.39        2,621         18.00    28.26
                      B Var., B-2      11.73         75.54                                                   18.00    98.06
EQUICON 1995-(2)      B Fix, B-2       10.79         75.01          33.54         35.24        2,420         18.00    33.28
                      B Var., B-2      11.42         73.25                                                   18.00    83.76
ACCESS 1996-(1)       B Fix, B-2       10.82         75.05          29.93         33.70        3,137         18.00    25.40
                      B Var., B-2      11.47         77.21                                                   18.00    30.75
ACCESS 1996-(2)        B-I, B-1        11.01         76.00          30.15         34.99        4,174         18.00    18.05
                     BI-S, BI-S-1
                       B-11, B-1       11.63         78.09                                                   18.00    14.88
                        BII-S,
                        BII-S-1
ACCESS 1996-(3)        B-I, B-1        11.43         78.12          38.15         37.86        3,283         18.00    13.70
                     BI-S, BI-S-1
                       B-II, B-1       11.68         79.41                                                   18.00    13.11
                        BII-S,
                        BII-S-1
ACCESS 1996-(4)         B, B-1         11.97         78.04          39.15         39.27        4,428         18.00    10.77
                      B-S, B-S-1
ACCESS 1997-(1)         B, B-1         11.56         80.71          38.27         37.95        6,874         18.00    10.71
ACCESS 1997-(2)         B, B-1         11.50         79.62          34.73         40.32        3,153         18.00     4.68
ACCESS 1997-(3)         B, B-1         11.40         81.39          32.94         41.03        2,400         18.00    11.92
CMR(1)               Deferred Comp     13.37           N/A          38.12         22.60          814         19.80    19.89



                                     Weighted      Weighted       Actual        Actual       Actual             Yield to
                                      Average       Average     Delinquency  Life to Date  Life to Date        Maturity at:
                                   Interest Rate    LTV at:         at          CPR at:     Losses at:     -----------------
Securitization         Security    at: 12/31/99    12/31/99      12/31/99      12/31/99      12/31/99      Purchase 12/31/99
--------------         --------    ------------    --------     -----------    --------      --------      -------- --------

                                                   (DOLLARS IN THOUSANDS)
 RESIDENTIAL MORTGAGE
      BACKED SECURITIES
CMR(2)               Deferred Comp     12.55          N/A          27.60         24.03        1,259         18.00    25.39
CMR(3)               Deferred Comp     13.49          N/A          16.39         20.45        2,917         18.00    32.68
CMR(4)               Deferred Comp     13.71          N/A          35.73         22.28        1,548         18.00    25.72
CMR(6)               Deferred Comp     13.58          N/A          34.48         24.42        1,063         18.00    24.67


SUBORDINATES:

SBMS 1997-HUD(1)          B5            9.79        105.16         11.29         15.85       12,106         16.87     5.00
ORMBS 1998-R(1)           B4            8.92        119.47         23.45          9.58       23,347         13.75   (29.33)
GECMS 1994-1(2)           B4            6.81         45.30          0.24          8.50            0         19.37    21.08



  ISSUERS:
  (1) Pan American Bank, FSB.                (6) Dollar equivalent of amounts in British pounds at the rate of exchange
  (2) Lehman Home Equity Loan Trust.             that prevailed at the time of issuance.
  (3) Equicon Mortgage Loan Trust.           (7) Dollar equivalent of amounts in British pounds at the rate of exchange at 12/31/99.
  (4) Access Financial Mortgage Loan Trust.  (8) Salomon Brothers Mortgage Securities.
  (5) City Mortgage Receivable.              (9) Ocwen Mortgage Loan Trust.
                                            (10) GE Capital Mortgage Services, Inc.



         The following table summarizes information relating to the Company's mortgage-related securities available for sale at December 31, 1999.


                                                                                              Anticipated              Anticipated
                                                                                Original      Unleveraged               Weighted
                                                                               Anticipated      Yield to     Weighted   Average
          Rating/                           Amortized      Fair      Percent    Yield to      Maturity At    Average   Remaining
        Description                            Cost        Value      Owned     Maturity      12/31/99 (1)   Coupon     Life (2)
----------------------------------------    ---------    --------    -------   -----------    ------------   --------  -----------

SINGLE FAMILY RESIDENTIAL                                                     (DOLLARS IN THOUSANDS)
Unrated residuals ......................     $ 56,175    $ 56,148    100.00%     17.58%         15.37%        0.00%     3.37 years
B-rated subordinates ...................        2,550       2,535    100.00      16.87          21.01         7.75      2.47
Unrated subordinates ...................        3,332       3,024     51.40      15.92          15.08         6.89      1.50
                                             --------    --------
     Total single family ...............       62,057      61,707
                                             --------    --------
MULTI-FAMILY/COMMERCIAL

BB-rated subordinates ..................       38,234      38,234     86.93       8.24           8.50         7.37      3.67
Unrated subordinates ...................        3,504       3,504    100.00      15.65          26.52         0.00      1.78
                                             --------    --------
Total multi-family/commercial ..........       41,738      41,738
                                             --------    --------
     Total mortgage related securities..     $103,795    $103,445
                                             ========    ========

     (1) Changes in the December 31, 1999 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and, to a lesser extent, loss assumptions.
     (2) Equals the weighted average duration based on the December 31, 1999 book value.

         The following table sets forth the property types of the Company's commercial mortgage-backed securities at December 31, 1999, based upon the principal amount.
                                                   Percentage
                    Property type                   Invested
             ------------------------------        ----------
             Retail........................          19.71%
             Multi-family..................          46.70
             Hotel.........................           1.37
             Office........................          16.61
             Industrial....................           5.59
             Mixed use.....................           8.77
             Other.........................           1.25
                                                    ------
             Total.........................         100.00%
                                                    ======

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

         The Company determines the present value of anticipated cash flows of its mortgage-related securities utilizing valuation assumptions appropriate at the time of each acquisition or securitization transaction. The significant valuation assumptions include the anticipated prepayment speeds and the anticipated credit losses related to the underlying mortgages. In order to determine the present value of this estimated excess cash flow, the Company currently applies a discount rate of 18% to the projected cash flows on the unrated classes of securities. The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. The Company makes assumptions as to the prepayment rates of the underlying loans, which the Company believes are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During the third quarter of 1999, the Company utilized proprietary prepayment curves generated by the Company (reaching an approximate range of annualized rates of 8%-56%). In its estimates of annual loss rates, the Company utilizes assumptions that it believes are reasonable. The Company estimates annual losses of between 0.60% and 4.72% of the underlying loans.

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

         The Company marks its securities portfolio to fair value at the end of each month based upon broker/dealer marks, subject to an internal review process. For those securities which do not have an available market quotation, the Company will request market values and underlying assumptions from the various securities dealers that underwrote the securities, are currently financing the securities or have had prior experience with the type of securities. See Note 3 to the Consolidated Financial Statements, which is incorporated herein by reference.

         COMMERCIAL AND MULTI-FAMILY LOAN PORTFOLIO. The Company's investment in commercial and multi-family loans, net amounted to $59.5 million at December 31, 1999. See Note 7 to the Consolidated Financial Statements, which is incorporated herein by reference.

         MATCH FUNDED LOANS AND SECURITIES. At December 31, 1999, the Company had $105.1 million of match funded loans. These loans were previously securitized and transferred by the Company to a real estate mortgage investment conduit. The transfer did not qualify as a sale under Financial Accounting Standards Board ("FASB") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). Accordingly, the remaining proceeds received from the transfer are reported as a liability in the Consolidated Statement of Financial Condition.

         Additionally, at December 31, 1999, the Company held $52.7 million of match funded securities resulting from the Company's transfer of four unrated residual securities to a trust on December 16, 1999 in exchange for non-recourse notes. Upon the transfer, the Company received approximately $40.1 million of proceeds. The transfer did not qualify as a sale under SFAS No. 125. Accordingly, the amount of proceeds from the transfer are reported as a liability in the Consolidated Statement of Financial Condition. See Note 8 to the Consolidated Financial Statements, which is incorporated herein by reference.

The following tables details the Company's match funded securities at December 31, 1999:


                                                                                                  Over
                                                Class                    Collateral Balance  Collaterization     Product Type
                                     Issue    Designation    Rating      ------------------      Level at             at
 Securitization        Security      Date      Letter       Agencies     Issuance  12/31/99      12/31/99          12/31/99
 --------------        --------      ----      ------       --------     --------  --------      --------          --------

                                                     (DOLLARS IN THOUSANDS)
 SASCO 1998-2(1)          X         Jan-98       NR        S&P, Fitch    $600,052  $284,235      1.85% OC      31% Fixed, 69% ARM
 SASCO 1998-3(1)          X         Mar-98       NR        S&P, Fitch     769,671   405,880      3.32% OC      11% Fixed, 89% ARM
 MLMI 1998-FF1(2)         X         Jun-98       NR        S&P, Fitch     198,155   109,319      2.72% OC      100% ARM
 LHELT 1998-2(3)          X         Jun-98       NR      Moody's, Fitch   209,225   128,873      6.11% OC      43% Fixed, 57% ARM
 OCWEN 98-OAC-1(4)       N/A        Nov-98       NR       S&P, Moody's    182,178   112,600     16.70% OC      26% Fixed, 74% ARM



                                      Weighted       Weighted       Actual        Actual        Actual
                                      Average         Average     Delinquency  Life to Date  Life to Date         Yield to
                                   Interest Rate      LTV at:         at:         CPR at:     Losses at:        Maturity at:
Securitization         Security     at: 12/31/99     12/31/99      12/31/99      12/31/99      12/31/99      Purchase  12/31/99
--------------         --------     ------------     --------      --------      --------      --------      --------  --------

                                                     (DOLLARS IN THOUSANDS)

SASCO 1998-(2)            X            11.10%          73.74%        17.81%        31.84%       $4,969         16.00%    1.26%
SASCO 1998-(3)            X            10.20           75.67         11.81         30.19         4,116         17.04     3.29
MLMI 1998-FF(1)           X             9.39           77.63         10.94         30.85           200         18.57    10.12
LHELT 1998-(2)            X            10.08           75.81         12.08         25.87           593         18.55    17.17
OCWEN 98-OAC-(1)         N/A            8.65           80.30          6.16         33.22           181          N/A       N/A


  ISSUERS:
  (1)  Structured Asset Securities Corp.
  (2)  Merrill Lynch Mortgage Investors, Inc.
  (3)  Lehman Home Equity Loan Trust.
  (4)  Ocwen Mortgage Loan Trust.



                                                                                         Anticipated              Anticipated
                                                                           Original      Unleveraged                Weighted
                                                                          Anticipated      Yield to    Weighted     Average
          Rating/                     Amortized      Fair      Percent     Yield to      Maturity at    Average    Remaining
        Description                     Cost         Value      Owned      Maturity      12/31/99 (1)   Coupon     Life (2)
        -----------                     ----         -----      -----      --------      ------------   ------     --------

                                                                   (DOLLARS IN THOUSANDS)
Match-funded securities...........    $ 53,561      $52,693    100.00%      17.24%          6.07%        0.00%     8.89 years
                                      --------      -------

         RESIDENTIAL LOAN PORTFOLIO. The Company's investment in residential loans was $2.4 million at December 31, 1999 compared to $8.1 million at December 31, 1998. See Note 7 to the Consolidated Financial Statements, which is incorporated herein by reference. On November 1, 1999, the Company sold for $2.9 million a pool of 36 residential loans.

         INVESTMENT IN REAL ESTATE. At December 31, 1999, the Company's investments in real estate consisted of eight properties which had an aggregate carrying value of $252.6 million. Four of the properties currently owned by the Company with an aggregate carrying value of approximately $190.3 million are located in San Francisco, California. Three of these properties are located in the financial district of San Francisco, and one property is located in the adjacent civic center district of San Francisco. The Company believes that the office market in San Francisco, particularly the financial district, is characterized by limited new supply and significant barriers to entry. Low vacancy rates, coupled with lack of new construction, are leading to increased rental rates. Government regulation of development in conjunction with local construction costs and a lack of developable land provide significant barriers to entry to this area. The Company believes that its investments in real estate in San Francisco are well located and benefit from their proximity to the majority of the city's office, retail and hotel accommodations.

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

           The Company's net investment in real estate at December 31, 1999 is comprised of the following properties:

Date                                                                                                    Book Value at
Acquired      Property                   Location                 Square Feet    Property Type        December 31, 1999
--------      --------                   --------                 -----------    -------------        -----------------
                                               (DOLLARS IN THOUSANDS)
04/08/98      225 Bush Street........    San Francisco, CA          570,637      Office Bldg.         $     127,640
09/23/97      450 Sansome Street.....    San Francisco, CA          130,437      Office Bldg.                28,913
01/23/98      690 Market Street......    San Francisco, CA          124,692      Office Bldg.                21,381
09/03/97      10 U.N. Plaza..........    San Francisco, CA           71,636      Office Bldg.                12,349
07/22/98      841 Prudential Drive...    Jacksonville, FL           550,000      Office Bldg.                32,366
11/10/97      Cortez Plaza...........    Bradenton, FL              289,686      Shopping Ctr.               22,617
04/09/98      7075 Bayers Road.......    Halifax, Nova Scotia       402,529      Shopping Ctr.               14,844
10/01/98      Holiday Village........    Havre, MT                  223,355      Shopping Ctr.                1,505
                                                                         Accumulated depreciation            (9,011)
                                                                                                      -------------
                                                                                                      $     252,604
                                                                                                      =============

         Set forth below is a brief description of each of the Company's investments in real estate at December 31, 1999.

         225 BUSH STREET. In April 1998, the Company acquired an existing 570,637 square foot, 22-story office building located at 225 Bush Street in the financial district of San Francisco for $100.2 million. Bush Street was originally constructed in 1923 and brought up to 1992 building code seismic standards during 1992-94. Originally built as the world headquarters of Chevron of USA, Inc. ("Chevron"), it was sold in 1994 as Chevron sought to relocate its executive offices. The Company is projecting to make tenant improvements, leasing commissions, and to upgrade mechanical, HVAC, electrical, fire, and life/safety systems under the Americans with Disabilities Act of 1990 (the "ADA"), as well as upgrades and improvements to the ground floor retail and annex entrance lobby. Approximately $9.0 million of the capital budget will be spent for tenant improvements and other upgrades to the premises as a result of a new 10 year lease executed in August 1999 with XOOM.com for approximately 187,000 square feet. As of December 31, 1999, the Bush Street Property was 95% leased.

         450 SANSOME STREET. In September 1997, the Company acquired a 130,437 square foot, 16-story office building located at 450 Sansome Street in the financial district of San Francisco. The Company purchased this property for $17.2 million. The property was built in 1967 and upgraded in certain respects in 1989 and 1990. The property was acquired from a lender who had taken title through foreclosure. Average rent per square foot was approximately $18.00 at the date of acquisition. The Company has to date renovated the entrance lobby, elevator cabs, life safety systems, and certain building systems on four floors, completed improvements required for compliance with the ADA, as well as paid tenant improvements and leasing commissions. The building was fully leased as of December 31, 1999 with average contract rents of $24.78 per square foot.

         690 MARKET STREET. In January 1998, the Company acquired a 124,692 square foot, 16-story office building located at 690 Market Street in the financial district of San Francisco. The property was purchased for $13.7 million. The property was originally constructed in 1884 and has undergone numerous renovations. At the date of acquisition, existing rents averaged $14.06 per square foot. Since the date of acquisition, the Company has executed new leases totaling approximately 35,000 square feet, which increased building occupancy to 97% as of December 31, 1999, and average rents have increased to approximately $24.60 per square foot. The Company is continuing to invest in structural upgrades, a sprinkler system and ADA upgrades, deferred maintenance, tenant improvements and leasing commissions from the date at acquisition through its ownership period.

         10 UNITED NATIONS PLAZA. In September 1997, the Company acquired a 71,636 square foot, six-story, office building located at 10 United Nations Plaza in the Civic Center district of San Francisco. The Company purchased this property, which was built in 1982, for $9.1 million. At the date of acquisition, the property was substantially leased and the average rent per square foot was $13.76. The building was 64% leased as of December 31, 1999 at average rents of approximately $24.19 per square foot. The remaining space is currently being marketed. The Company has invested additional funds in this property to fund improvements to enhance the appearance of the lobby and hallways, install ADA upgrades, fund deferred maintenance and tenant improvements, and pay leasing commissions.

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

         CORTEZ PLAZA. In November 1997, the Company purchased Cortez Plaza, a 289,686 square foot shopping center located in Bradenton, Florida, a suburb of Tampa. The Company purchased this property, which was built in 1956 and renovated in 1988, for $18.4 million. In a separate transaction, the fee simple title to a large portion of the shopping center that had been subject to a ground lease was purchased simultaneously for $0.9 million, which resulted in a total investment in this property of $19.3 million. By simultaneously acquiring fee simple title to a ground lease that encumbered a large part of the shopping center's parking lot, the Company believes that it immediately improved the value and marketability of the project. As of December 31, 1999, the shopping center was 94.5% leased with national and regional tenants comprising 75% of the leaseable area. Below market leases covering approximately 2.2% of the center expire during 2000.

         BAYER'S ROAD SHOPPING CENTRE. In April 1998, the Company acquired the Bayers Road Shopping Centre, which is located at 7075 Bayers Road in Halifax, Nova Scotia. The property was acquired by foreclosure on the loans secured by the property, which were acquired by the Company at a discount in September 1997. The property contains 402,529 square feet of space, which consists primarily of retail space but also includes some office space and storage space. The original buildings were built in 1956 and were enclosed and expanded in several phases between 1971 and 1987. The property was approximately 67% leased at December 31, 1999. The Company currently is implementing a renovation plan to establishing the second level as a community shopping center anchored with value-oriented retailers, while filling the lower level with service providers, discount retailers and entertainment uses. The third level will remain office space. In August 1999, the Company purchased for $1.9 million the neighboring IGA Store which will be destroyed in order to increase visibility to the Shopping Centre.

         HOLIDAY VILLAGE SHOPPING CENTRE. In October 1998, the Company acquired the Holiday Village Shopping Centre, which is located at 1753 Highway 2 West in Havre, Montana. The property was acquired by foreclosure on the loan secured by the property, which was acquired by the Company at a discount in November 1997. The property contains 223,355 square feet of retail space. The original building was built in 1978. The property was approximately 47% leased at December 31, 1999. The Company currently is developing a leasing plan to stabilize the property.

         The following table sets forth the cost of improvements for each investment in real estate through December 31, 1999.

                                     Budgeted       Actual                               Gross                   Rents due     1999
                          Initial     Cost of      Cost of      Impairment    Fair       Book                   and accrued   Total
                          Cost to   Improvements Improvements   Writedown/    Value     Value at   Accumulated   at end of    Rental
       Property           Company     for 1999     to Date        Sales     Adjustment  12/31/99   Depreciation   period      Income
       --------           -------     --------     -------        -----     ----------  --------   ------------   ------      ------
                                                       (DOLLARS IN THOUSANDS)
225 Bush Street .......   $101,632    $  6,514     $  9,962     $    --     $16,046     $127,640     $4,372       $  894    $11,186
450 Sansome Street ....     17,205       3,988        4,010          --       7,698       28,913      1,038          562        894
690 Market Street .....     13,707       5,014        3,433          --       4,241       21,381        673           70      2,577
10 U.N. Plaza .........      9,080       3,414        2,529          --         740       12,349        576          104        526
841 Prudential Dr. ....     32,827         484          275          --        (736)      32,366        838        2,148      8,316
Cortez Plaza ..........     19,244       1,354          285          --       3,088       22,617        886          235      3,118
7075 Bayers Road ......     15,219      12,755        5,444      (3,902)     (1,917)      14,844        581          125      3,149
Holiday Village .......      1,791         350          860      (1,601)        455        1,505         47           13        472
Park Center I .........      1,534          --           --      (1,534)         --           --         --           --         --
                          --------    --------     --------     -------     -------     --------     ------       ------    -------
   Total ..............   $212,239    $ 33,873     $ 26,798     $(7,037)    $29,615     $261,615     $9,011       $4,151    $32,238
                          ========    ========     ========     =======     =======     ========     ======       ======    =======

         The following table sets forth a summary schedule of the total lease expirations for the Company's investments in real estate for leases in place as of December 31, 1999, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                                        Percentage of                      Average Base       Percentage of
                                                          Aggregate        Annualized         Rent per          Aggregate
                           Number      Square Footage     Portfolio        Base Rent        Square Foot         Portfolio
   Year of Lease          of Leases      of Expiring       Leased         of Expiring       of Expiring         Annualized
   Expiration (1)         Expiring         Leases        Square Feet       Leases (2)        Leases (3)         Base Rent
   --------------         --------         ------        -----------       ----------        ----------         ---------

       2000(4)               47            173,653          10.22%         $  1,177               6.78              7.35%
       2001                  46            136,405           8.03%            1,625              11.92             10.14%
       2002                  52            604,393          35.57%            5,321               8.80             33.19%
       2003                  21             55,999           3.30%            1,045              18.66              6.52%
       2004                  24            119,827           7.05%            1,448              12.08              9.03%
       2005                   5             42,901           2.52%              365               8.50              2.27%
       2006                  10            118,123           6.95%              494               4.18              3.08%
       2007                   5             94,556           5.56%              778               8.23              4.86%
       2008                   6            137,027           8.06%            1,810              13.21             11.29%
       2009                   4             34,356           2.02%              625              18.18              3.90%
  2010 & beyond(5)            7            182,116          10.72%            1,342               7.37              8.37%
                          -----         ----------         ------           -------                               ------
                            227          1,699,356         100.00%          $16,030                               100.00%
                          =====         ==========         ======           =======                               ======

(1)   Lease year runs from January 1 to December 31 for all years.
(2) Annualized base rent is calculated based on the amount of rent scheduled from January 1 of the listed year to the lease expiration.
(3) Average base rent per square foot is calculated using the annualized base rent divided by the square footage.
(4) In October 1999, tenant IGA exercised a termination option effective April 30, 2000 at Bayers Road Shopping Center, which requires IGA to pay termination fees following expiration of the lease agreement.
(5) On August 13, 1999, XOOM.com, a new tenant, executed a 10 year lease at 225 Bush Street for approximately 187,000 square feet. However, the table only includes space that was occupied on December 31, 1999. As of December 31, 1999, XOOM.com physically occupied 24,157 square feet. The remaining square footage is under construction with occupancy scheduled during the first quarter of 2000.

         The Company regularly engages in negotiations with existing tenants to extend leases due to expire as well as to enter into new leases with other interested parties. Square footage involved in such negotiations may vary from a small sub-tenancy to substantially all the available space at any given property.

         Noncancelable operating leases with tenants expire on various dates through 2028. The future minimum rental income (base rent) to be received under leases existing as of December 31, 1999, is as follows:

                             (DOLLARS IN THOUSANDS)
               2000....................................... $ 25,572
               2001.......................................   23,768
               2002.......................................   18,411
               2003.......................................   13,212
               2004.......................................   11,173
               Thereafter.................................   41,526
                                                           --------
                    Total                                  $133,662
                                                           ========

         INDEBTEDNESS-GENERAL. The Company's investments in real estate, subordinate and residual interests in mortgage-related securities and other assets, such as single family residential loans, generally depend upon short-term borrowings such as repurchase agreements and warehouse facilities/lines of credit with financial institutions or institutional lenders to finance the Company's acquisition of such assets on a short-term basis in the case of repurchase agreements and on a one to three-year basis in the case of warehouse facilities/lines of credit. There can be no assurance that such financing will continue to be available on terms reasonably satisfactory to the Company. The inability of the Company to arrange additional borrowings such as repurchase agreements and warehouse facilities/lines of credit or to repay, extend or replace existing borrowings when they expire would have a material adverse effect on the Company's business, financial condition and results of operations and on the Company's outstanding securities. See Notes 8 and 11 to the Consolidated Financial Statements, which are incorporated herein by reference.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase decreased $110.3 million to $28.3 million at December 31, 1999, from $138.6 million at December 31, 1998. This decrease was due to certain repurchase agreements with the Company's lenders requiring all cash flows from the bonds be used to pay down outstanding debt, the repricing of certain repurchase agreements as the collateral amortizes, and the scheduled maturity of certain other repurchase agreements. These obligations are secured by certain of the Company's investments in subordinated interests in commercial mortgage-backed securities, residual interests in subprime residential loan securitizations, and U.K. mortgage loan residual securities. See Note 11 to the Consolidated Financial Statements, which is incorporated herein by reference.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit decreased $16.5 million to $18.0 million at December 31, 1999, from $34.5 million at December 31, 1998. This decrease was primarily due to the sale of a commercial loan. The borrowing is pursuant to a three year agreement, which is rescheduled to terminate on June 1, 2001, which is collateralized by commercial loans. See Note 11 to the Consolidated Financial Statements, which is incorporated herein by reference.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT - REAL ESTATE. Obligations outstanding under lines of credit secured by real estate decreased $1.4 million to $141.2 million at December 31, 1999, from $142.6 million at December 31, 1998. These borrowings have a three-year term, which is rescheduled to terminate on June 1, 2001, and an interest rate that floats in accordance with LIBOR. See Note 11 to the Consolidated Financial Statements, which is incorporated herein by reference.

         BONDS-MATCH FUNDED AGREEMENTS. At December 31, 1999, the Company held $101.0 of bonds-match funded agreements which arose in connection with a previous securitization of loans accounted as a financing transaction. In addition, on December 16, 1999, the Company transferred four unrated residual securities to a trust in exchange for non-recourse notes. Upon the transfer, the Company received approximately $40.1 million of proceeds. The transfer did not qualify as a sale under SFAS No. 125. Accordingly, the amount of proceeds from the transfers are reported as a liability. See Notes 8 and 12 to the Consolidated Financial Statements, which are incorporated herein by reference.

         SHAREHOLDER'S EQUITY. Shareholder's equity amounted to $138.7 million at December 31, 1999.

CAPITAL RESOURCES AND LIQUIDITY

         Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, and other general business purposes. Additionally, to maintain its status as a REIT under the Code prior to the merger with OCN, the Company previously had to distribute annually at least 95% of its taxable income. The primary sources of funds for liquidity during 1999 consisted of cash provided by operating activities, principal payments received from and sales of loans, sales and securitization of securities available for sale, and principal and interest payments received on the Company's securities portfolio.

         The Company's operating activities provided cash flows of $46.9 million during 1999. At the same time, the Company's investing activities provided cash flows of $147.3 million during 1999. During 1999, cash provided by investing activities primarily consisted of principal payments on securities available for sale of $17.7 million, principal payments on loans of $73.7 million and proceeds from sale of securities of $67.9 million. The Company's financing activities used cash flows of $168.2 million during 1999 and primarily consisted of repayments of $110.3 million on borrowings collateralized by securities sold under agreements to repurchase and principal payments of $62.9 million on bonds-match funded loan agreements.

         Based upon its current balance of cash and cash equivalents, and projected cash flows from operations, potential cash inflows from the sale or refinancing of assets, and its available lines of credit, the Company believes that its sources of funds will be adequate for the purpose of meeting its short term and long term liquidity requirements. However, there can be no assurance that this will be the case. Material increases in interest expense or operating expenses, collateral calls on its secured financings, the inability of the Company to renew or replace maturing sources of financing, and the inability to sell assets to raise additional cash, among other factors, generally would negatively impact the Company's liquidity. On the other hand, sales of assets, increases in operating cash flows and in the valuation of its securities portfolio, and the execution of new financing transactions, would generally positively affect the Company's liquidity. See also "Indebtedness-General" and "Other Trends and Contingencies."

         In addition, for 2000, the Company has budgeted $33.9 million of capital expenditures on its investments in real estate in order to reposition such properties in the market.

         OTHER TRENDS AND CONTINGENCIES

         Fluctuations in interest rates will continue to impact the Company's net interest income to the extent the Company's fixed rate assets are funded by variable rate debt or the Company's variable rate assets reprice on a different schedule or in relation to a different index than its floating rate debt. At December 31, 1999, the Company had interest rate swap agreements with a notional amount of $200.8 million and a fair value of $3.7 million in order to limit partially the adverse effects of rising interest rates on the remaining floating-rate debt. For a tabular presentation of these agreements and other information, see Note 5 to the Consolidated Financial Statements, which is incorporated herein by reference. When the Company's swap agreements expire, the Company will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the swaps are replaced or other steps are taken to mitigate this risk. See Note 11 to the Consolidated Financial Statements, which is incorporated herein by reference..

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

         The indenture under which the Redeemable Notes were issued (the "Indenture") prohibits the Company from incurring or issuing debt, other than certain permitted indebtedness ("Permitted Indebtedness"), if certain financial tests are not satisfied. One such test requires that the ratio of adjusted Funds from Operations ("FFO") to adjusted fixed charges for the previous four fiscal quarters exceeds 1.25 to 1.00. Given that adjusted FFO to adjusted fixed charges for the four quarters ended December 31, 1999 was 0.56, the Company does not expect this financial test to be satisfied for some time to come. Permitted Indebtedness, the incurrence of which is not limited under the Indenture, includes: (i) up to $150 million of debt that may be incurred under certain warehouse lines of credit or mortgage loan repurchase agreements; (ii) match funded debt that may be incurred by a special purpose, bankruptcy remote subsidiary of the Company; (iii) renewals or refinancings of existing debt structured to meet certain conditions; (iv) debt that may be incurred in hedge transactions; (v) up to $10 million of capital lease and purchase money financing; and (vi) up to $50 million of additional debt. The Company believes that it can meet its financing needs from sources of Permitted Indebtedness during 2000 although there can be no assurance that this will be the case. The Indenture also prohibits the Company from making certain restricted payments, including dividends. As of December 31, 1999, the Company was not permitted to pay dividends under the Indenture [and the Company does not expect that it will be able to pay dividends in the foreseeable future.]


         In addition to payment and, in the case of the Company's secured indebtedness, collateralization requirements, the Company is subject to various other covenants in the agreements evidencing its indebtedness, including the maintenance of specified amounts of equity. At December 31, 1999, the Company was in compliance with all obligations under the agreements evidencing its indebtedness with respect to the Company's equity and that of its operating partnership's equity (see Note 2 to the Consolidated Financial Statements, which is incorporated herein by reference), as defined in the applicable agreement. In recent months, various lenders have agreed to decrease the amount of net worth required to satisfy the financial covenants in the applicable indebtedness agreements. However, there can be no certainty that additional operating losses will not result in the Company's violation of certain minimum net worth covenants in the future. In the event of a default in such covenants, the lender generally would be able to accelerate repayment of the indebtedness and pursue other available remedies, which could result in defaults on other indebtedness of the Company, unless the applicable lender or lenders allowed the Company to remain in violation of the agreements. Were a default to be declared, the Company would not be able to continue to operate without the consent of its lenders. The Company currently is considering various alternatives to enhance its ability to meet its payment and other obligations under its indebtedness and the funding requirements discussed above, including the sale of certain assets and the potential tax and other consequences associated therewith. There can be no certainty that the Company will have sufficient liquidity to meet these obligations on a short-term or long-term basis.

YEAR 2000 DATE CONVERSION

         The Company is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed, purchased and maintained by OCC, as well as OCN and its other subsidiaries, which provide management services to the Company. The Company does not own nor maintain computer equipment or software.

         OCC, as well as OCN and its other subsidiaries did not experience any significant malfunctions or errors in its computer systems and applications when the date changed from 1999 to 2000, nor were business operations disrupted. Prior to December 31, 1999, OCN completed its project plan to achieve year 2000 readiness of its mission critical and non-mission critical systems, including hardware infrastructure and software applications. The actual cost of approximately $2.0 million was divided into six phases: identification, evaluation, remediation, validation, risk assessment and contingency planning.

         During 1998, OCN substantially completed the systems identification and evaluation phases of the project as well as remediation and validation of its mission critical systems. During 1999, OCN focused on any remaining validation tasks, including remediation and validation of its non-mission critical systems and end-to-end testing with third parties.

         OCN believes that any Year 2000 problems that may still occur in its computer systems and applications are likely to be minor and correctable. In addition, the Company still could be negatively affected by potential failures in non-critical vendor computer systems or end-to-end disruptions involving as yet unidentified, and hence untested, third-party systems and records stored on these systems. The Company is currently not aware of any significant Year 2000 or related problems that have arisen for its vendors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the Company's net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities, by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, the value of the Company's mortgage-related securities and other interest-earning assets and its ability to realize gains from the sale of such assets.

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

         The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) by 100 to 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is calculated as the sum of the present values of existing assets minus liabilities plus off-balance sheet instruments. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty term and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities.

         When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. For example, under current market conditions, a 100 basis point decline in the market interest rate is estimated to result in a 200 basis point increase in the prepayment rate of a typical subprime residential loan. Most commercial and multi-family loans are not subject to prepayments as a result of prepayment penalties and contractual terms that prohibit prepayments during specified periods. However, for those commercial and multi-family loans where prepayments are not currently precluded by contract, declines in interest rates are associated with steep increases in prepayment speeds in computing cash flows. A risk premium is then calculated for each asset, which, when added to the interest rate being modeled, results in a matrix of discount rates that are applied to the cash flows computed by the model. Since the net portfolio value consists of both fixed and adjustable components, an inverse relationship between the market value of the net portfolio and net interest income is possible. This could happen if more assets reprice during the first year. In this case, more liabilities would be funded at the new lower rates over a longer period of time during the year. The base interest rate scenario assumes interest rates at December 31, 1999. Actual results could differ significantly from those estimated in the table.

                                        Projected Percentage Change In
                               ----------------------------------------------
  Change in Interest Rate      Net Interest Income (1)    Net Portfolio Value
  -----------------------      -----------------------    -------------------
     -400 Basis Points               (45.50)%                   (6.78)%
     -300 Basis Points               (34.12)                    (5.28)
     -200 Basis Points               (22.75)                    (4.88)
     -100 Basis Points               (11.37)                    (2.56)
     Base Interest Rate                 0.0                       0.0
     +100 Basis Points                11.37                      2.63
     +200 Basis Points                22.75                      6.84
     +300 Basis Points                34.12                     11.62
     +400 Basis Points                45.50                     16.48

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

         The Company utilizes a variety of off-balance sheet financing techniques to assist it in the management of interest rate risk. These techniques may include interest rate futures and interest rate swaps, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swaps are utilized by the Company to protect against the increase in borrowing cost from floating rate debt or a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. At December 31, 1999, the Company was a party to interest rate swap agreements with an aggregate notional amount of $200.8 million. See Note 4 to the Consolidated Financial Statements.

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

         The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1999. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except: (i) adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, and (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.


                                                                       December 31, 1999
                                                  -----------------------------------------------------------
                                                                         More than 1
                                                    Within     4 to 12     Year to      3 Years
                                                   3 Months     Months     3 Years      and Over      Total
                                                  ---------   ---------   ---------    ---------    ---------
Rate-Sensitive Assets:                                                  (DOLLARS IN THOUSANDS)
  Interest-earning cash .......................   $  77,031   $      --   $      --    $      --    $  77,031
  Securities available for sale ...............       2,898       7,507      14,083       78,957      103,445
  Loan portfolio, net (1) .....................      59,270       1,025         366        1,276       61,937
  Match funded loans and securities ...........      10,483      61,389      39,919       46,003      157,794
                                                  ---------   ---------   ---------    ---------    ---------
    Total rate-sensitive assets ...............     149,682      69,921      54,368      126,236      400,207
                                                  ---------   ---------   ---------    ---------    ---------
Rate-Sensitive Liabilities:
  Securities sold under agreements
    to repurchase .............................      28,301          --          --           --       28,301
  Bonds-match funded agreements ...............     106,097      10,971      24,447           --      141,515
  Obligations outstanding under lines of credit     159,170          --          --           --      159,170
  Notes, debentures and other interest-
    bearing obligations .......................          --          --          --      140,486      140,486
                                                  ---------   ---------   ---------    ---------    ---------
    Total rate-sensitive liabilities ..........     293,568      10,971      24,447      140,486      469,472
  Interest rate sensitivity gap before
    Off-balance sheet financial instruments ...    (143,886)     58,950      29,921      (14,250)     (69,265)
Off-Balance Sheet Financial Instruments:
    Interest rate swaps .......................     200,780          --    (100,780)    (100,000)          --
    Futures contracts .........................      12,000          --     (12,000)          --           --
                                                  ---------   ---------   ---------    ---------    ---------
    Net-off-balance sheets ....................     212,780          --    (112,780)    (100,000)          --
Interest rate sensitivity gap .................      68,894      58,950     (82,859)    (114,250)   $ (69,265)
                                                  ---------   ---------   ---------    ---------    =========
Cumulative interest rate sensitivity gap ......   $  68,894   $ 127,844   $  44,985    $ (69,265)
                                                  =========   =========   =========    =========
Cumulative interest rate sensitivity gap as a
    percentage of total rate-sensitive assets .       17.21%      31.94%      11.24%      (17.31)%

(1)      Balances have not been reduced for non-performing loans.

         As of December 31, 1999, the cumulative volume of assets maturing or repricing within one year exceeded liabilities by $59.1 million, or 31.94% of assets, implying moderate current-year income sensitivity to movements in the level of interest rates.

ITEM 8.  FINANCIAL STATEMENTS

                                      INDEX

                                                                           Page

Report of Management ...................................................    24

Report of Independent Certified Public Accountants .....................    25

Consolidated Statements of Financial Condition at
     December 31, 1999 and 1998 ........................................    27

Consolidated Statements of Operations for the Period October 7, 1999
     to December 31, 1999, the Period January 1, 1999 to October 6, 1999,
     the Year Ended December 31, 1998, and the period May 14, 1997
     to December 31, 1997 ..............................................    28

Consolidated Statements of Comprehensive Income (Loss) for the Period
     October 7, 1999 to December 31, 1999, the Period January 1, 1999
     to October 6, 1999, the Year Ended December 31, 1998, and the
     period May 14, 1997 to December 31, 1997 ..........................    29

Consolidated Statements of Cash Flows for the Period October 7, 1999
     to December 31, 1999, the Period January 1, 1999 to October 6, 1999,
     the Year Ended December 31, 1998, and the period May 14, 1997
     to December 31, 1997 ..............................................    30

Consolidated Statements of Changes in Shareholders' Equity for the
     Period October 7, 1999 to December 31, 1999, the Period
     January 1, 1999 to October 6, 1999, the Year Ended December 31, 1998,
     and the period May 14, 1997 to December 31, 1997 ..................    31

Notes to Consolidated Financial Statements at December 31,
     1999, 1998, and 1997 ..............................................    32

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



/s/ WILLIAM C. ERBEY                              /s/ MARK S. ZEIDMAN
-----------------------------                     -------------------------
William C. Erby                                   Mark S. Zeidman
Chairman and Chief Executive Officer              Senior Vice President and
                                                  Chief Financial Officer

                                                PRICEWATERHOUSECOOPERS LLP
                                                Suite 1700
                                                200 East Las Olas Blvd.
                                                Fort Lauderdale FL 33301
                                                Telephone (954) 764 7111
                                                Facsimile (954) 525 4453



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Ocwen Asset Investment Corp.


         In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ocwen Asset Investment Corp. (the "Company") and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the period from January 1, 1999 to October 6, 1999, the year ended December 31, 1998, and the period from May 14, 1997 to December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


         As described in Note 1 to the consolidated financial statements, the Company was acquired by Ocwen Financial Corporation on October 7, 1999.



/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PricewaterhouseCoopers LLP
Fort Lauderdale, FL
February 9, 2000

                                                PRICEWATERHOUSECOOPERS LLP
                                                Suite 1700
                                                200 East Las Olas Blvd.
                                                Fort Lauderdale FL 33301
                                                Telephone (954) 764 7111
                                                Facsimile (954) 525 4453



               Report of Independent Certified Public Accountants


To the Board of Directors and Shareholder of Ocwen Asset Investment Corp.

         In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, of comprehensive income, of changes in shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Ocwen Asset Investment Corp. (the "Company") and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the period from October 7, 1999 to December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PricewaterhouseCoopers LLP
Fort Lauderdale, FL
February 9, 2000


                                        OCWEN ASSET INVESTMENT CORP.
                         (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            Predecessor    |    Successor
                                                                           -------------   |  -------------
                                                                            December 31,   |   December 31,
                                                                                1998       |       1999
                                                                           -------------   |  -------------
                                                                                           |
ASSETS:                                                                                    |
   Cash and amounts due from depository institutions...................    $   3,484,929   |  $   2,085,437
   Interest-bearing deposits...........................................       49,880,276   |     77,031,043
   Securities available for sale, at fair value........................      351,153,971   |    103,444,568
   Commercial and multi-family loan portfolio, net.....................       65,282,965   |     59,519,840
   Residential loan portfolio, net.....................................        8,058,445   |      2,417,647
   Match funded residential loans and securities, net..................      173,609,873   |    157,793,868
   Discount loan portfolio, net........................................        5,618,022   |             --
   Investment in real estate, net......................................      208,058,721   |    252,604,156
   Principal and interest receivable...................................        7,475,795   |      2,646,732
   Other assets........................................................       15,702,816   |     31,389,621
                                                                           -------------   |  -------------
     Total assets......................................................    $ 888,325,813   |  $ 688,932,912
                                                                           =============   |  =============
                                                                                           |
LIABILITIES:                                                                               |
   Securities sold under agreements to repurchase......................    $ 138,611,824   |  $  28,301,141
   Obligations outstanding under lines of credit.......................       34,472,404   |     17,997,393
   Obligations outstanding under lines of credit - secured by real           142,556,880   |    141,173,063
     estate............................................................                    |
   11.5% Redeemable Notes due 2005.....................................      143,000,000   |    140,486,483
   Bonds - match funded agreements.....................................      163,403,966   |    141,515,143
   Excess of net assets over purchase price............................               --   |     56,840,751
   Accrued expenses, payables and other liabilities....................       21,190,288   |     23,911,170
                                                                           -------------   |  -------------
     Total liabilities.................................................      643,235,362   |    550,225,144
                                                                           -------------   |  -------------
                                                                                           |
Minority interest in consolidated subsidiary...........................       23,914,058   |             --
                                                                           -------------   |  -------------
                                                                                           |
Commitments and Contingencies (Note 14)                                                    |
                                                                                           |
SHAREHOLDER'S EQUITY:                                                                      |
  Common Stock, $.01 par value; 6,100 and 200,000,000 shares                               |
   authorized at December 31, 1999 and 1998, respectively;                                 |
   6,100 and 18,965,000 shares issued and outstanding at December                          |
   31, 1999 and 1998, respectively ....................................          189,650   |             61
   Additional paid-in capital..........................................      294,492,203   |    135,857,923
   Cumulative dividends declared.......................................      (36,277,546)  |             --
   (Accumulated deficit)/retained earnings.............................      (46,394,403)  |      3,542,683
   Accumulated other comprehensive income, net of taxes:                                   |
     Unrealized (loss) gain on securities available for sale...........       11,038,151   |       (713,326)
     Cumulative translation adjustment.................................       (1,871,662)  |         20,427
                                                                           -------------   |  -------------
       Total other accumulated comprehensive income (loss).............        9,166,489   |       (692,899)
                                                                           -------------   |  -------------
       Total shareholder's equity......................................      221,176,393   |    138,707,768
                                                                           -------------   |  -------------
                                                                           $ 888,325,813   |  $ 688,932,912
                                                                           =============   |  =============


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                   OCWEN ASSET INVESTMENT CORP.
                                    (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Predecessor                         |     Successor
                                                      ------------------------------------------------------   |   ------------
                                                          Period              For the             Period       |       Period
                                                       May 14, 1997         Year Ended        January 1, 1999  |  October 7, 1999
                                                      To December 31,       December 31,        To October 6,  |  To December 31,
                                                           1997                 1998                1999       |        1999
                                                      --------------       -------------       -------------   |   ------------
                                                                                                               |
  INTEREST INCOME:                                                                                             |
    Interest bearing deposits ......................  $    5,538,946       $   1,212,517       $   1,028,339   |   $    256,246
    Repurchase agreements...........................              --                  --              80,648   |        470,248
    Securities held for trading.....................              --             106,892                  --   |             --
    Securities available for sale...................       6,362,909          43,446,423          35,908,207   |      5,165,211
    Commercial and multi-family loans ..............         245,147           5,736,214           6,250,607   |      3,990,970
    Match funded residential loans and securities...              --           1,915,071           8,765,332   |      3,598,473
    Residential loans...............................          66,010           8,424,325             391,802   |        126,293
    Discount loans .................................       1,248,703           2,116,564             748,497   |         55,056
                                                      --------------       -------------       -------------   |   ------------
                                                          13,461,715          62,958,006          53,173,432   |     13,662,497
                                                      --------------       -------------       -------------   |   ------------
  INTEREST EXPENSE:                                                                                            |
    Securities sold under agreements to repurchase..              --          11,682,824           6,154,263   |        749,209
    Securities sold short...........................              --                  --             251,891   |        335,227
    Obligations outstanding under lines of credit ..              --           6,515,925           2,097,709   |        686,530
    11.5%  Redeemable Notes due 2005 ...............              --           7,798,597          12,376,650   |      4,225,501
    Bonds-match funded agreements...................              --           1,530,467           6,880,040   |      2,101,146
                                                      --------------       -------------       -------------   |   ------------
                                                                  --          27,527,813          27,760,553   |      8,097,613
                                                      --------------       -------------       -------------   |   ------------
  NET INTEREST INCOME BEFORE PROVISION FOR LOAN                                                                |
  LOSSES ...........................................      13,461,715          35,430,193          25,412,879   |      5,564,884
    Provision for loan losses.......................              --             641,677           1,076,841   |       (331,134)
                                                      --------------       -------------       -------------   |   ------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN                                                               |
    LOSSES .........................................      13,461,715          34,788,516          24,336,038   |      5,896,018
                                                      --------------       -------------       -------------   |   ------------
                                                                                                               |
  REAL ESTATE-OPERATING INCOME:                                                                                |
    Rental income...................................       1,320,090          22,701,796          24,394,358   |      7,843,208
    Other...........................................         902,665              37,801              52,232   |         31,176
                                                      --------------       -------------       -------------   |   ------------
                                                           2,222,755          22,739,597          24,446,590   |      7,874,384
                                                      --------------       -------------       -------------   |   ------------
  REAL ESTATE-OPERATING EXPENSES:                                                                              |
    Rental operation................................         549,369          10,803,153          13,157,121   |      4,401,958
    Depreciation....................................         179,088           3,606,490           3,806,345   |      1,619,703
    Interest........................................              --           7,190,002           8,148,717   |      2,816,122
                                                      --------------       -------------       -------------   |   ------------
                                                             728,457          21,599,645          25,112,183   |      8,837,783
                                                      --------------       -------------       -------------   |   ------------
  REAL ESTATE INCOME (EXPENSE), NET.................       1,494,298           1,139,952            (665,593)  |       (963,399)
                                                      --------------       -------------       -------------   |   ------------
                                                                                                               |
  OTHER EXPENSES (INCOME):                                                                                     |
    Management fees.................................       1,796,311           5,892,468           4,470,498   |      1,347,472
    Servicing fees..................................         326,025           2,399,778           2,059,175   |        926,541
    Due diligence expenses..........................              --           1,817,924             122,745   |             --
    Foreign currency (gain) loss....................         568,565            (116,953)                 --   |             --
    Amortization of excess of net assets over                                                                  |
     purchase price ................................              --                  --                  --   |     (3,201,416)
    Other...........................................         464,164           3,323,672           5,508,536   |        849,547
                                                      --------------       -------------       -------------   |   ------------
                                                           3,155,065          13,316,889          12,160,954   |        (77,856)
                                                      --------------       -------------       -------------   |   ------------
                                                                                                               |
  LOSSES ON SECURITIES, DERIVATIVES AND REAL ESTATE.              --         (86,267,429)        (35,582,326)  |       (944,257)
                                                      --------------       -------------       -------------   |   ------------
  INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST..      11,800,948         (63,655,850)        (24,072,835)  |      4,066,218
  Income tax expense................................              --                  --                  --   |        539,137
  Minority interest in net loss (income) of                                                                    |
   consolidated subsidiary .........................          (9,430)          4,854,884           1,795,925   |             --
                                                      --------------       -------------       -------------   |   ------------
    NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS....      11,791,518         (58,800,966)        (22,276,910)  |      3,527,081
    Extraordinary gain on repurchase of debt........              --             615,047                  --   |             --
                                                      --------------       -------------       -------------   |   ------------
    NET INCOME (LOSS)...............................  $   11,791,518       $ (58,185,919)      $ (22,276,910)  |   $  3,527,081
                                                      ==============       =============       =============   |   ============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                    OCWEN ASSET INVESTMENT CORP.
                                     (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                                 Predecessor                      |   Successor
                                                               ------------------------------------------------   | ---------------
                                                                   Period          For the           Period       |     Period
                                                                May 14, 1997     Year Ended      January 1, 1999  | October 7, 1999
                                                               To December 31,   December 31,      To October 6,  | To December 31,
                                                                    1997             1998              1999       |      1999
                                                               --------------   -------------     -------------   | ---------------
                                                                                                                  |

Net income (loss)                                               $ 11,791,518    $ (58,185,919)    $ (22,276,910)  |  $3,527,081
Other comprehensive income, net of taxes:                                                                         |
  Change in unrealized gain (loss) on securities available                                                        |
    for sale arising during the year (net of taxes of $373,100                                                    |
    for the period October 7, 1999 to December 31, 1999) ....     (7,327,890)       8,967,096       (15,341,718)  |    (713,326)
  Unrealized foreign currency translation adjustment                                                              |
    arising during the year (net of taxes of $10,999 for                                                          |
    the period October 7, 1999 to December 31, 1999) ........             --       (1,871,662)         (280,652)  |      20,427
  Reclassification adjustment for gains (losses) included in                                                      |
    net income ..............................................             --        9,398,945           553,806   |          --
                                                                ------------    -------------     -------------   |  ----------
  Other comprehensive income (loss) .........................     (7,327,890)      16,494,379       (15,068,564)  |    (692,899)
                                                                ------------    -------------     -------------   |  ----------
Comprehensive income (loss) .................................   $  4,463,628    $ (41,691,540)    $ (37,345,474)  |  $2,834,182
                                                                ============    =============     =============   |  ==========
                                                                                                                  |
      Disclosure of reclassification adjustment:                                                                  |
        Unrealized holding losses arising during the                                                              |
        period on securities sold or impaired ...............                   $ (70,251,978)    $ (33,546,148)  |  $ (944,257)
        Add:  Adjustment for realized losses and                                                                  |
        impairment charges on securities available for sale                                                       |
        included in net income (loss) .......................                      79,650,923        34,099,954   |     944,257
                                                                                -------------     -------------   |  ----------
        Reclassification adjustment for gains included                                                            |
        in net income .......................................                   $   9,398,945     $     553,806   |  $       --
                                                                                =============     =============   |  ==========



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS



                                                   OCWEN ASSET INVESTMENT CORP.
                                    (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Predecessor                      |   Successor
                                                               ------------------------------------------------   | ---------------
                                                                   Period                            Period       |     Period
                                                                May 14, 1997       For the       January 1, 1999  | October 7, 1999
                                                               To December 31,   Year Ended        To October 6,  | To December 31,
                                                                    1997             1998              1999       |      1999
                                                               --------------   -------------     -------------   | ---------------
                                                                                                                  |
Cash flows from operating activities:                                                                             |
   Net income (loss) ...................................       $  11,791,518    $ (58,185,919)    $ (22,276,910)  | $   3,527,081
     Adjustments to reconcile net income (loss) to net                                                            |
        cash provided by operating activities:                                                                    |
       Premium amortization (discount accretion), net ..           6,236,654       15,012,575        25,520,705   |     4,217,984
       Depreciation.....................................             179,088        3,606,490         3,806,345   |     1,619,703
       Amortization of excess of net assets over                                                                  |
          purchase price ...............................                  --               --                --   |    (3,201,416)
       Foreign exchange gain............................             568,565         (116,953)               --   |            --
       Extraordinary gain on extinguishment of debt                       --         (615,047)               --   |            --
       Provision for loan losses........................                  --          641,677         1,076,841   |      (331,134)
       Net losses on securities, derivatives and real                                                             |
          estate .......................................                  --       86,267,429        35,582,326   |       944,257
       Decrease (increase) in principal and interest                                                              |
          receivable ...................................          (2,518,272)      (4,957,523)        4,632,499   |       196,564
       Increase in other assets.........................          (1,540,633)     (14,316,713)       (5,558,065)  |    (4,151,553)
       Increase in accrued expenses, payables, other                                                              |
          liabilities ..................................           6,344,783        5,934,062        (1,175,406)  |     4,263,292
       Minority interest in earnings (losses)...........               9,430       (4,854,884)       (1,795,925)  |            --
                                                               -------------    -------------     -------------   | -------------
Net cash provided by operating activities ..............          21,071,133       28,415,194        39,812,410   |     7,084,778
                                                               -------------    -------------     -------------   | -------------
Cash flows from investing activities:                                                                             |
  Purchase of securities available for sale.............        (166,334,140)    (357,279,884)               --   |            --
  (Increase) decrease in repurchase agreements..........                  --               --       (34,382,497)  |    34,382,497
  Maturities and principal payments received on                                                                   |
    securities available for sale ......................           6,654,881       42,872,223        16,125,781   |     1,592,979
  Principal payments received from discount loans.......             932,366        2,174,388           138,300   |     6,283,525
  Principal payments received from loans................             333,454       36,036,537        57,208,565   |    16,536,709
  Proceeds from sale of securities......................                  --       39,408,287        48,516,666   |    19,347,148
  Purchase of discount loans............................         (28,465,429)              --                --   |            --
  Payments received from sale of loans..................                  --               --                --   |    35,467,239
  Purchase/originations of loans........................         (16,091,515)    (267,570,853)      (22,151,922)  |   (11,627,535)
  Proceeds from sale of investment in real estate.......                  --        1,397,201                --   |            --
  Investment in real estate.............................         (45,609,127)    (152,252,879)      (11,612,818)  |    (8,547,667)
  Deposits on pending asset acquisitions................          (1,000,000)         126,605                --   |            --
                                                               -------------    -------------     -------------   |            --
Net cash provided by (used by) investing activities ....        (249,579,510)    (655,088,375)       53,842,075   |    93,434,895
                                                               -------------    -------------     -------------   | -------------
Cash flows from financing activities:                                                                             |
  Proceeds from issuance of common stock, net of                                                                  |
    offering costs .....................................         283,688,000               --                --   |            --
  Dividend payments on common stock and distributions...          (6,502,500)     (29,775,046)               --   |   (17,034,461)
  Proceeds from sale of securities to affiliates........                  --       13,957,595                --   |            --
  Proceeds from issuance of notes.......................                  --      150,000,000                --   |            --
  Proceeds from issuance of bonds.......................                  --      173,900,353                --   |    40,094,000
  Repurchase of notes...................................                  --       (6,309,944)               --   |            --
  Proceeds received from sale of operating                                                                        |
    partnership units ..................................                  --       27,593,302                --   |            --
  Principal payments on bonds...........................                  --      (12,071,246)      (50,329,125)  |   (12,558,685)
  Increase in securities sold under agreements                                                                    |
    to repurchase ......................................                  --      114,410,572       (96,017,660)  |   (14,293,023)
  Increase (decrease) in securities sold short..........                  --               --        33,272,188   |   (33,437,064)
  Increase (decrease) in obligations outstanding                                                                  |
    under lines of credit ..............................                  --      201,230,536         6,061,411   |   (23,920,239)
                                                               -------------    -------------     -------------   | -------------
Net cash (used by) provided by financing activities.....         277,185,500      632,936,122      (107,013,186)  |   (61,149,472)
                                                               -------------    -------------     -------------   | -------------
Net increase (decrease) in cash and cash equivalents....          48,677,123        6,262,941       (13,358,701)  |    39,370,201
Change in cumulative translation adjustment.............                  --       (1,574,859)         (280,652)  |        20,427
Cash and cash equivalents at beginning of period........                  --       48,677,123        53,365,205   |    39,725,852
                                                               -------------    -------------     -------------   | -------------
Cash and cash equivalents at end of period..............       $  48,677,123    $  53,365,205     $  39,725,852   | $  79,116,480
                                                               =============    =============     =============   | =============
                                                                                                                  |
Reconciliation of cash and cash equivalents at end of period:                                                     |
  Cash and amounts due from depository institutions.....       $     331,047       $3,484,929     $   3,331,593   | $   2,085,437
  Interest earning deposits.............................          48,346,076       49,880,276        36,394,259   |    77,031,043
                                                               -------------       ----------     -------------   | -------------
     Total..............................................       $  48,677,123       $53,365,205    $  39,725,852   | $  79,116,480
                                                               =============       ===========    =============   | =============
Supplemental disclosure of cash flow information:                                                                 |
  Interest paid.........................................       $          --       $24,960,903    $  13,663,610   | $  37,959,951
                                                               =============       ===========    =============   | =============


                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS


                                                    OCWEN ASSET INVESTMENT CORP.
                                     (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY


                                                                                                       Accumulated
                                     Common Stock        Additional      Cumulative     Retained          other
                                ---------------------      paid-in       dividends      earnings      comprehensive
                                  Shares      Amount       capital        declared      (deficit)     income (loss)       Total
                                ----------   --------   ------------    ------------   ------------   ------------    ------------
Issuance of common stock ...... 19,125,000   $191,250   $283,496,750    $         --   $         --   $         --    $283,688,000

Repurchase of common stock ....   (160,000)    (1,600)    (2,992,912)             --             --             --      (2,994,512)

Net income ....................         --         --             --              --     11,791,518             --      11,791,518

Dividends .....................         --         --             --     (13,898,849)            --             --     (13,898,849)

Changes in unrealized gain
  (loss) on securities
  available for sale ..........         --         --             --              --             --     (7,327,890)     (7,327,890)
                                ----------   --------   ------------    ------------   ------------   ------------    ------------

Balance at December 31, 1997 .. 18,965,000    189,650    280,503,838     (13,898,849)    11,791,518     (7,327,890)    271,258,267

Capital contribution ..........         --         --     13,988,365              --             --             --      13,988,365

Net loss ......................         --         --             --              --    (58,185,921)            --     (58,185,921)

Dividends .....................         --         --             --     (22,378,697)            --             --     (22,378,697)

Change in unrealized gain
  (loss) on securities
  available for sale ..........         --         --             --              --             --     18,366,041      18,366,041

Change in cumulative
  translation .................         --         --             --              --             --     (1,871,662)     (1,871,662)
                                ----------   --------   ------------    ------------   ------------   ------------    ------------

Balance at December 31, 1998 .. 18,965,000    189,650    294,492,203     (36,277,546)   (46,394,403)     9,166,489     221,176,393

Net loss ......................         --         --             --              --    (22,276,910)            --     (22,276,910)

Dividends .....................         --         --             --     (15,551,300)            --             --     (15,551,300)

Change in unrealized gain
  (loss) on securities
  available for sale ..........         --         --             --              --             --    (14,787,912)    (14,787,912)

Change in cumulative
  translation .................         --         --             --              --             --       (280,652)       (280,652)
                                ----------   --------   ------------    ------------   ------------  -------------    ------------

Balance at October 6, 1999 .... 18,965,000   $189,650   $294,492,203    $(51,828,846)  $(68,671,313) $  (5,902,075)   $168,279,619
                                ==========   ========   ============    ============   ============  =============    ============

==================================================================================================================================

Balance at October 7, 1999 ....      6,100   $     61   $135,857,923    $         --   $     15,602  $          --    $135,873,586

Net income ....................         --         --             --              --      3,527,081             --       3,527,081

Change in unrealized gain
  (loss) on securities
  available for sale ..........         --         --             --              --             --       (713,326)       (713,326)

Change in cumulative
  translation .................         --         --             --              --             --         20,427          20,427
                                ----------   --------   ------------    ------------   ------------  -------------    ------------

Balance at December 31, 1999 ..      6,100   $     61   $135,857,923    $         --   $  3,542,683   $   (692,899)   $138,707,768
                                ==========   ========   ============    ============   ============   ============    ============


                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, 1997


NOTE 1   ACQUISITION OF THE COMPANY

GENERAL

         On October 7, 1999, Ocwen Acquisition Company ("Acquisition Sub"), a Virginia corporation and an indirect wholly-owned subsidiary of Ocwen Financial Corporation ("OCN"), merged (the "Merger") with and into Ocwen Asset Investment Corp., a Virginia corporation, (together with its successor by merger (as discussed below), either "OAC" or the "Company") in accordance with the Agreement of Merger (the "Merger Agreement") dated as of July 25, 1999 among OAC, OCN, and Acquisition Sub. In accordance with the Merger Agreement, OAC shareholders (except for OCN or its subsidiaries) received 0.71 shares of OCN stock for each outstanding share of OAC common stock. The Merger reflects an aggregate purchase price of $101.2 million. The following is the Company's allocation of the purchase price.


                                                         (DOLLARS IN THOUSANDS)
   Purchase price......................................      $    101,271
   Fair value of net assets ...........................           161,313
                                                             ------------
   Excess of net assets acquired over purchase price...      $     60,042
                                                             ============

         On October 20, 1999, the Company merged (the "Subsequent Merger") into Small Commercial Properties Corporation I ("SCP"), a Florida corporation and an indirect wholly-owned subsidiary of OCN. Immediately thereafter, SCP changed its name to Ocwen Asset Investment Corp. As a result of the Subsequent Merger, on October 20, 1999, OAC ceased to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

BASIS OF PRESENTATION

         A vertical line has been used to separate the post-acquisition consolidated financial statements of the Company from the pre-acquisition consolidated financial statements of the Company prior to the acquisition (the "Predecessor"). The effects of the acquisition resulted in a new basis of accounting reflecting fair values of assets and liabilities at that date. The consolidated financial statements of the Predecessor are presented at the Predecessor's historical cost.

NOTE 2   ORGANIZATION

         The Company's consolidated financial statements include the accounts of the Company and its subsidiaries. The Company directly owns two subsidiaries, Ocwen General, Inc. (the "General Partner") and Ocwen Limited, Inc. (the "Limited Partner"). General Partner and Limited Partner own 0.9% and 90.4%, respectively, of Ocwen Partnership, L.P. (the "Operating Partnership"). Additionally, through the General Partner and Limited Partner, the Company established additional partnerships in Florida and California for real estate development purposes. The minority interest at December 31, 1998 represents a 8.7% interest (1,808,733 units) in the Operating Partnership held by Investors Mortgage Insurance Holding Company ("IMIHC"), a wholly-owned subsidiary of OCN.

         The Company has a management agreement with Ocwen Capital Corporation ("OCC"), a wholly-owned subsidiary of OCN, under which OCC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. For its services, OCC receives a quarterly base management fee of 0.25% per quarter on Average Invested Assets. The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of the Company, including the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar noncash reserves, computed by taking the daily average of such values during such period; provided, however, effective January 1, 1998, with respect to residential loans, the phase means average net equity invested. In addition, OCC is entitled to receive an annual incentive fee in an amount equal to 25% of the dollar amount by which Funds From Operations ("FFO"), as adjusted, exceeds certain defined levels per the management agreement. During the periods October 7, 1999 to December 31, 1999; January 1, 1999 to October 6, 1999, and for the years ended 1998 and 1997; OCC earned from the Company $1.3 million, $4.5 million, $5.9 million and $1.8 million, respectively, in base management fees. No incentive compensation was paid for 1999, 1998, and 1997.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, 1997

         The Company also has servicing agreements with Ocwen Federal Bank FSB (the "Bank"), a wholly-owned subsidiary of OCN, for the servicing of all of the Company's mortgage loans. In addition, the Bank in its capacity as servicer or special servicer receives fees from certain mortgage-backed securities in which the Company owns a subordinate or residual interest. As a special servicer, the Bank provides asset management and resolution services with respect to defaulted mortgage loans subject to the Company's right to direct the foreclosure, the management and disposal of foreclosed properties and all other actions that a servicer may take in connection with a defaulted loan. During the periods October 7, 1999 to December 31, 1999, January 1, 1999 to October 6, 1999, and for the year ended December 31, 1998, the Bank earned from the Company $0.9 million, $2.1 million, and $2.4, respectively, in servicing fees. No servicing fees were earned by the Bank in 1997.

NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of the Company and its subsidiaries follow U.S. Generally Accepted Accounting Principles ("GAAP"). The policies which materially affect the determination of the Company's financial position, results of operations and cash flows are summarized below.

PRINCIPLES OF CONSOLIDATION

         The Company's consolidated financial statements include the accounts of OAC and its subsidiaries as described in Note 1 above. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near or medium term relate to the valuation of securities available for sale and determination of the allowance for loan losses on loans and discount loans.

REPURCHASE AGREEMENTS AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Company enters into purchases of securities under agreements to resell (repurchase agreements) and securities sold under agreements to repurchase. Interest is reported as interest income and interest expense, respectively. At December 31, 1999 and 1998, there were no repurchase agreements.

SHORT SALES

         In the past, the Company has sold short U.S. Treasury bonds. Short sales are stated at fair value. Gains and losses are recognized in the statements of operations. At December 31, 1999 and 1998, there were no short sales.

SECURITIES AVAILABLE FOR SALE

         Securities are classified as available for sale when, in management's judgment, they may be sold in response to or in anticipation of changes in interest rates, and the resulting prepayment risk, or other factors. Available for sale securities are carried at fair value. Unrealized gains and losses on these securities, along with any unrealized gains and losses on related risk management instruments, are reported as a separate component of accumulated other comprehensive income in shareholder's equity. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. At December 31, 1999 and 1998, the Company had no securities classified as held-to-maturity. Interest and dividend income on securities, including amortization of premiums and accretion of discounts, are reported in earnings. Interest income is recognized using the interest method. The specific identification method is used to determine realized gains and losses on sales of securities, which are reported in earnings. The carrying value of individual securities is reduced through write-downs in earnings to reflect other-than-temporary impairments in value.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, 1997

LOAN PORTFOLIO

         Loans are generally reported at the principal amount outstanding, net of the allowance for loan losses, purchase premium or discount, and any net deferred loan fees. Interest income is recognized using the interest method or on a basis approximating a level yield over the term of the loan. Loans are placed on nonaccrual status when the loan is past due 90 days or more. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only to the extent received is cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

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

         Discount loans are reported at their outstanding principal balance net of any charge-offs and premiums or discounts. The Company periodically evaluates loans in the discount loan portfolio for impairment. Individually identified impaired loans are measured based on one of the following: the present value of payments expected to be received (using a discount rate that equates the Company's estimate of expected future cash flows to the acquisition price), observable market prices, or the estimated fair value of the collateral (for loans that are solely dependent on the collateral for repayment). If the recorded investment in the impaired loan exceeds the measure of estimated fair value, a valuation allowance is established as a component of the allowance for loan losses. At December 31, 1999 and 1998, the Company did not have any impaired loans.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is maintained at a level that management, based upon evaluation of known and inherent risks in the portfolio, considers adequate to provide for inherent loan losses. Management's periodic evaluation of the allowance for estimated loan losses is based upon an analysis of the portfolio, historical loss experience, economic conditions and trends, collateral values and other relevant factors. Future adjustments to the allowance may be necessary if economic conditions and trends, collateral values and other relevant factors differ substantially from the assumptions used in making the evaluation.

INVESTMENT IN REAL ESTATE

         Investment in real estate is recorded at cost less accumulated depreciation. The Company reviews its investment in real estate for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

    Buildings and improvements              39 years
    Tenant improvements....                 Lesser of lease term or useful life
    Land Improvements                       20 years
    Furniture, fixtures, and equipment      7 years

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, 1997

         Expenditures for repairs and maintenance are charged to operations as incurred. Significant improvements are capitalized. The leases are classified as operating leases in accordances with SFAS No. 13 "Accounting for Leases." Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Rental income is reported on a straight-line basis over the terms of the respective leases.

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION

         In accordance with SFAS No. 52, "Foreign Currency Translation," assets and liabilities of foreign entities where the functional currency is not the U.S. dollar are translated into U.S. dollars at the current rate of exchange existing at the statement of financial condition date and revenues and expenses are translated at average monthly rates. The resulting translation adjustments are included as a component of accumulated comprehensive income in stockholders' equity.

INCOME TAXES

         The Company will file a consolidated Federal income tax return with its parent, OCN. The Company accounts for deferred income taxes using the asset and liability method, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the basis of assets and liabilities. Prior to October 20, 1999 the Company qualified as a REIT under Sections 856 through 860 of the Code of 1986, as amended. A REIT generally is not subject to federal income taxation on that portion of its income that is distributed to shareholders if it distributes at least 95% of its taxable income by the due date of its federal income tax return and complies with certain other requirements. Effective October 20, 1999, the Company adopted Financial Accounting Standards Board ("FASB") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the effect of which was included in the purchase accounting resulting from the Merger.

EXCESS OF NET ASSETS ACQUIRED OVER PURCHASE PRICE

         The effects of the Merger resulted in a new basis of accounting reflecting fair values of assets and liabilities at the date of acquisition. The excess of net assets over the purchase price of acquired net assets resulting from the Merger is stated at cost and is being amortized on a straight-line basis over the estimated future periods to be benefited of five years.

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

RISKS AND UNCERTAINTIES

         In the normal course of business, the Company encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on the Company's loan portfolio that results from a borrower's inability or unwillingness to make contractually required payments. Market risk primarily reflects changes in the value of securities available for sale and investments in real estate due to changes in interest rates or other market factors, including the rate of prepayments of principal, the value of the collateral underlying loans and the valuation of real estate held by the Company.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, 1997

RECENT ACCOUNTING STANDARDS

         In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which amends FASB Statements No. 52 and 107, and supersedes FASB Statements No. 80, 105 and 119. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of SFAS No. 133 should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No.
133. Earlier application of SFAS No. 133 is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS No.
133. The Company has not yet determined the impact on its results of operations, financial position or cash flows as a result of implementing SFAS No. 133.


NOTE 4   FAIR VALUE OF FINANCIAL INSTRUMENTS

         A majority of the Company's assets, liabilities, and off-balance sheet instruments and commitments are considered financial instruments. For the majority of the Company's financial instruments, principally loans and securities, fair values are not readily available since there are no available trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. In addition, for those financial instruments with option-related features, prepayment assumptions are incorporated into the valuation techniques. It should be noted that minor changes in assumptions or estimation methodologies could have a material effect on these derived or estimated fair values.

         The fair values reflected below are indicative of the interest rate environments as of December 31, 1999 and 1998, respectively, and do not take into consideration the effects of interest rate fluctuations. In different interest rate environments, fair value results can differ significantly, especially for certain fixed-rate financial instruments and non-accrual assets. In addition, the fair values presented do not attempt to estimate the value of the Company's anticipated future business activities. In other words, they do not represent the Company's value as a going concern. Furthermore, the differences between the carrying amounts and the fair values presented may not be realized.

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

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, 1997

         The following table sets forth the carrying amounts and the estimated fair values of the Company's financial instruments at December 31, 1999 and 1998.

                                                                          1999                        1998
                                                                -----------------------     -----------------------
                                                                Carrying        Fair        Carrying        Fair
                                                                 Amount         Value        Amount         Value
                                                                ---------     ---------     ---------     ---------
                                                                                 (DOLLARS IN THOUSANDS)
Cash and cash equivalents ...................................   $  79,116     $  79,116     $  53,365     $  53,365
Securities available for sale ...............................     103,445       103,445       351,154       351,154
Loan portfolio, net .........................................      61,937        61,714        73,341        73,341
Match funded residential loans and securities ...............     157,794       154,623       173,610       173,610
Discount loan portfolio .....................................          --            --         5,618         5,618
Securities sold under agreements to repurchase ..............      28,301        28,301       138,612       138,612
Obligations outstanding under lines of credit ...............      17,997        17,997        34,472        34,472
Obligations outstanding under lines of credit - real estate .     141,173       141,173       142,557       142,557
11.5% Redeemable Notes due 2005 .............................     140,486       121,550       143,000       108,680
Bonds-match funded agreements ...............................     141,515       141,557       163,404       163,404
Interest rate swaps .........................................       1,294         3,702            --        (4,144)
Loan commitments ............................................          --        22,599            --        58,666


         The methodologies used and key assumptions made to estimate fair value follow:

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents have been valued at their carrying amounts as these are reasonable estimates of fair value given the relatively short period of time between origination of the instruments and their expected maturity.

SECURITIES AVAILABLE FOR SALE

         Certain mortgage-related securities are designated as assets available for sale because the Company does not intend to hold them to maturity. Securities available for sale are carried at fair value with the net unrealized gains or losses reported as a separate component of accumulated comprehensive income in stockholders' equity. At disposition, the realized net gain or loss is included in earnings on a specific identification basis. The amortization of premiums and accretion of discounts are computed using the interest method after considering actual and estimated prepayment rates, if applicable. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between prepayments originally anticipated and amounts actually received plus anticipated future prepayments.

         On a quarterly basis, the Company evaluates each individual security in its available for sale portfolio to determine whether a decline in value below amortized cost has occurred which is other than temporary. In making this assessment, the Company considers several factors, including, but not limited to, the following:

(1) Determining whether the present value of estimated future cash flows discounted at a risk-free rate (the rate on monetary assets of a comparable duration which are essentially risk free, such as the three-month Treasury bill rate) is less than the amortized cost basis of the instrument;
(2) Examining whether the duration of the decline in market value has exceeded six consecutive months; and
(3) Identifying the reasons for significant declines in value (i.e., greater than 20%).

         For each security where the Company concludes that all or a portion of the decrease in value is other than temporary, such amount is charged to earnings establishing a new cost basis for the security.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, 1997

LOANS, MATCH FUNDED LOANS AND SECURITIES, AND DISCOUNT LOANS

         The fair value of the loan portfolio, which includes commercial, multi-family, residential loans and loan commitments, approximates the carrying value as these instruments have variable market interest rates. The match funded securities are marked to fair value at the end of each month in the same manner as securities available for sale. The fair value of the match funded loans and the discount loan portfolio are estimated based upon current market yields at which recent pools of similar mortgages have traded taking into consideration the timing and amount of expected cash flows.

BORROWINGS

         The fair value of securities sold under agreements to repurchase and obligations outstanding under lines of credit approximates the carrying value as these instruments have variable market interest rates.

         The fair value of the 11.5% Redeemable Notes and bonds-match funded agreement are based on quotes obtained from securities dealers.

DERIVATIVE FINANCIAL INSTRUMENTS

         The fair value of all derivative financial instruments are based on quoted market prices.

LOAN COMMITMENTS

         The fair value of loan commitments is estimated considering the difference between interest rates on or about the respective financial statement dates and the committed rates.


NOTE 5   RISK MANAGEMENT INSTRUMENTS

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

         The interest rates swaps are used to synthetically alter current LIBOR rate debt incurred to fund the Company's acquisitions of real estate, subordinate and residual securities, and securities sold under agreements to repurchase. None of the Company's interest rate swaps are held for trading purposes. The fair value of the interest rate swaps is not recognized in the consolidated financial statements.

         To qualify for hedge accounting the interest rate swap must meet two criteria:
            o the Company is exposed to interest rate risk as the result of a debt it has incurred; and

            o the interest rate swap synthetically alters the Company's exposure to such risk.

         If an interest rate swap does not qualify as a hedge, it is accounted for as a trading asset at fair value, with any gain or loss included as a component of income.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, 1997

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

         The following table indicates the interest rate swaps outstanding at December 31, 1999 and 1998, pursuant to which the Company receives payments from a counterparty based on a floating rate of interest equal to LIBOR and agrees to pay a fixed rate of interest to such party on a specified notional amount.

DECEMBER 31, 1999

                 Notional     LIBOR                Floating Rate at
    Maturity      Amount      Index    Fixed Rate    End of Period   Fair Value
    --------      ------      -----    ----------    -------------   ----------
                               (DOLLARS IN THOUSANDS)
      2003      $ 100,000    1-month      5.75%          6.46         $   2,983
      2001         17,000    1-month      6.00           6.48               108
      2001         75,000    1-month      6.00           6.48               482
      2002          8,780    1-month      6.04           6.48               129
                ---------                                             ---------
                $ 200,780                                             $   3,702
                =========                                             =========



DECEMBER 31, 1998

                 Notional     LIBOR                Floating Rate at
    Maturity      Amount      Index    Fixed Rate    End of Period   Fair Value
    --------      ------      -----    ----------    -------------   ----------
                               (DOLLARS IN THOUSANDS)
      2003      $  100,000   1-month      5.75%          5.56         $  (2,086)
      2001          17,000   1-month      6.00           5.55              (339)
      2001          75,000   1-month      6.00           5.62            (1,479)
      2002           8,780   1-month      6.04           5.55              (240)
                ----------                                            ---------
                $  200,780                                            $  (4,144)
                ==========                                            =========



         At December 31, 1999, the Company had sold short U.S. Treasury interest rate futures contracts with a notional amount of $12.0 million, which expire in March, 2000. Although these futures contracts are an economic hedge of certain mortgage backed securities, they do not meet the hedge accounting criteria and are accounted for at fair value with gains or losses recorded in the Consolidated Statement of Operations. At December 31, 1999, the futures contracts had a fair value of $0.06 million. The realized gain/(loss) on economic hedges included in losses on securities, derivatives and real estate in the Consolidated Statement of Operations during October 7, 1999 to December 31, 1999, January 1, 1999 to October 6, 1999 and 1998 amounted to ($0.1) million, $0.1 million and $2.6 million, respectively.


         At December 31, 1999 and 1998, the Company had foreign currency futures contracts to hedge currency exposure in connection with its investment in residual interests backed by residential mortgage loans originated in the United Kingdom, which are held by a wholly-owned foreign subsidiary of the Company. Currency futures contracts are commitments to either purchase or sell foreign currency at a future date for a specified price. At December 31, 1999 and 1998, the fair value of the British Pounds futures contracts was $0.1 million and $(0.8) million, respectively. In addition, the Company entered into foreign currency futures contracts to hedge its exposure in connection with its investment in the shopping center located in Halifax, Nova Scotia, which is held by a wholly-owned foreign subsidiary of the Company. At December 31, 1999 and 1998, the fair value of the Canadian currency contract was $0.3 million and $0.02 million, respectively. Gains and losses on these foreign currency futures contracts are recorded in the Consolidated Statement of Financial Condition offsetting the item being hedged.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, 1997

NOTE 6   SECURITIES AVAILABLE FOR SALE

         The following table sets forth the amortized cost, fair value and gross unrealized gains and losses of the Company's securities available for sale at the dates indicated.

DECEMBER 31, 1999                                        Gross        Gross
                                           Amortized  Unrealized    Unrealized     Fair
                                              Cost       Gains        Losses       Value
                                           ---------   ---------    ---------    ---------
                                                       (DOLLARS IN THOUSANDS)
Mortgage-related securities:
   Single-family residential:
     Subprime residuals ................   $  56,175          --    $     (27)   $  56,148
     Subordinates ......................       5,882          --         (323)       5,559
                                           ---------   ---------    ---------    ---------
                                              62,057          --         (350)      61,707
                                           ---------   ---------    ---------    ---------
   Multi-family and commercial:
     Subordinates ......................      41,738          --           --       41,738
                                           ---------   ---------    ---------    ---------
                                              41,738          --           --       41,738
                                           ---------   ---------    ---------    ---------
Total securities available for sale ....   $ 103,795   $      --    $    (350)   $ 103,445
                                           =========   =========    =========    =========

DECEMBER 31, 1998                                        Gross        Gross
                                           Amortized  Unrealized    Unrealized     Fair
                                              Cost       Gains        Losses       Value
                                           ---------   ---------    ---------    ---------
                                                       (DOLLARS IN THOUSANDS)
Mortgage-related securities:
   Single-family residential:
     Subprime residuals ................   $ 209,071   $   9,653    $      --    $ 218,724
     Subordinates ......................      15,390          --           --       15,390
                                           ---------   ---------    ---------    ---------
                                             224,461       9,653           --      234,114
                                           ---------   ---------    ---------    ---------
   Multi-family and commercial:
     AAA-rated interest only ...........         454          --          (13)         441
     A-rated interest only .............         236          --          (14)         222
     Non-rated interest only ...........       3,135          --           --        3,135
     Non-rated principal only ..........         276          --           --          276
     Subordinates ......................     111,554       1,412           --      112,966
                                           ---------   ---------    ---------    ---------
                                             115,655       1,412          (27)     117,040
                                           ---------   ---------    ---------    ---------
  Total securities available for sale ..   $ 340,116   $  11,065    $     (27)   $ 351,154
                                           =========   =========    =========    =========

         Gross realized gains and losses and proceeds on sales were as follows during 1999:


                                              Period               Period
                                          January 1, 1999      October 7, 1999
                                                To                   To
                                          October 6, 1999     December 31, 1999
                                          ---------------     -----------------
                                                 (DOLLARS IN THOUSANDS)
Securities:
   Gross realized gains................    $     4,071          $       --
   Gross realized losses...............            (28)                (729)
                                           -----------          -----------
   Net realized gains (losses) ........    $     4,043          $      (729)
                                           ===========          ===========
   Proceeds on sales...................    $    48,121               19,226
                                           ===========          ===========



         In 1997, no securities were sold.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, 1997

         The following table summarizes the maturities of securities available for sale at December 31, 1999. Maturities are based on their weighted-average maturities and reflecting anticipated future prepayments.

                                           Amortized Cost       Fair Value
                                           --------------       ----------
                                                 (DOLLARS IN THOUSANDS)
         Due within one year............... $     10,581        $   10,405
         Due after 1 through 5 years.......       58,327            58,175
         Due after 5 through 10 years......       25,943            25,927
         Due after 10 years................        8,944             8,938
                                            ------------        ----------
                                            $    103,795        $  103,445
                                            ============        ==========

         During the period October 7, 1999 to December 31, 1999, and January 1, 1999 to October 6, 1999, the Company recorded impairment charges of $0.1 million and $38.2 million, respectively, against its portfolio of securities available for sale, compared to $79.7 million in 1998. The Company did not record impairment charges in 1997. The charge results from increases in projected prepayment speeds during the period and annual losses in excess of assumptions, which resulted in the shortening of the weighted average lives of certain individual securities in the portfolio. As a result, a determination was made to write down the recorded investment in those securities where the reduction in fair value was considered to be other than temporary.

NOTE 7   LOAN PORTFOLIO

         The Company's loan portfolio consisted of the following at December 31, 1999 and 1998:

                                           December 31,         December 31,
                                              1999                  1998
                                          -------------        -------------
                                               (DOLLARS IN THOUSANDS)
   Single-family residential......        $       2,541        $       8,419
   Multi-family residential.......               34,830               20,544
   Commercial real estate:
     Office.......................                   --               24,124
     Hotel........................               24,809               21,305
                                          -------------        -------------
       Total loans................               62,180               74,392
   Premium/(discount).............                  488                 (409)
   Allowance for loan losses......                 (731)                (642)
                                          -------------        -------------
     Loans, net...................        $      61,937        $      73,341
                                          =============        =============

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, 1997

         The following table represents a summary of the Company's non-performing loans (past due 90 days or more) at December 31, 1999 and 1998.


                                           December 31,         December 31,
                                              1999                  1998
                                          -------------        -------------
                                               (DOLLARS IN THOUSANDS)
   Single-family residential......        $         682        $       4,165
   Multi-family...................                3,005                   --
                                          -------------        -------------
                                          $       3,687        $       4,165
                                          ==============       =============


         At and for the year ended December 31, 1999, 1998 and 1997, the Company had no investment in impaired loans as defined in accordance with SFAS No. 114, as amended by SFAS No. 118.

         The following table sets forth the geographic distribution of properties securing the Company's loans at December 31, 1999:

(DOLLARS IN THOUSANDS)
                      Single-family  Multi-family   Commercial
                       Residential    Residential   Real Estate     Total
                      -------------  ------------   -----------   ---------
     New York ......        494          25,522         6,398        32,414
     California ....        383           9,308            --         9,691
     Illinois ......        543              --         6,145         6,688
     Delaware ......         --              --        12,266        12,266
     Florida .......         89              --            --            89
     Other .........      1,032              --            --         1,032
                       --------       ---------     ---------     ---------
     Total .........   $  2,541       $  34,830     $  24,809     $  62,180
                       ========       =========     =========     =========


NOTE 8   MATCH FUNDED RESIDENTIAL LOANS AND SECURITIES, NET

         Match funded residential loans and securities is comprised of the following at December 31:

                                                 1999            1998
                                             -----------     -----------
                                                (DOLLARS IN THOUSANDS)
      Single family residential loans ...    $   104,588     $   172,013
      Premium ...........................          1,008           1,597
      Allowance for loan losses .........           (495)             --
                                             -----------     -----------
         Match funded residential
           loans, net....................        105,101         173,610
      Match funded securities............         52,693              --
                                             -----------     -----------
      Balance at end of period ..........    $   157,794     $   173,610
                                             ===========     ===========

         On November 13, 1998, the Company securitized and transferred to OAC Mortgage Residential Securities, Inc., a real estate mortgage investment conduit (the "Trust"), $173.6 million (1,808 mortgage loans) of its residential loan portfolio. On that date, the Trust issued two classes of notes secured by the related group of mortgage loans. At December 31, 1999, Loan Group I consisted of approximately 705 mortgage loans with original terms of up to 30 years and which are secured by first liens on single family residential properties. Loan Group II consisted of approximately 467 mortgage loans with original terms of up to 30 years and which are secured by first or second liens on single family residential properties. Upon the transfer, the Company received approximately $173.9 million of proceeds. The transfer did not qualify as a sale under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, the amount of proceeds received from the transfer are reported as a liability in the consolidated statement of financial condition.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, 1997

         The following table sets forth the geographic distribution of properties securing the Company's match funded residential loans at December 31, 1999:

                                              Single-family
                                               Residential
                                             ---------------
                                          (DOLLARS IN THOUSANDS)
               Michigan..........            $        22,809
               California........                     11,263
               Florida...........                      6,792
               Texas.............                      5,807
               Other.............                     57,917
                                             ---------------
               Total.............            $       104,588
                                             ===============

         The following table represents a summary of the Company's non-performing loans (past due 90 days or more) at the dates indicated in the match funded loan portfolio.

                                            December 31,        December 31,
                                                1999                1998
                                            ------------        ------------
                                                  (DOLLARS IN THOUSANDS)
    Match funded loans.................     $      1,127        $         --
                                            ============        ============

         On December 16, 1999, the Company transferred to Ocwen NIM Corp four unrated residual securities in exchange for $43.0 million in non-recourse notes (Series 1999-OAC1). Upon the transfer the Company received approximately $40.1 million of proceeds. The transfer did not qualify as a sale under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, proceeds from the transfer are reported as a liability in the consolidated statement of financial condition.

         The following table sets forth the amortized cost, fair value and gross unrealized gains and losses of the Company's match funded securities at December 31, 1999.

                                             Gross          Gross
                              Amortized    Unrealized    Unrealized     Fair
                                 Cost        Gains         Losses       Value
                              ---------    ----------    ----------   --------
                                           (DOLLARS IN THOUSANDS)

Match funded securities       $  53,561    $       --    $     (868)  $ 52,693
                              =========    ==========    ==========   ========


         The following table summarizes the maturities of the match funded securities at December 31, 1999. Maturities are based on weighted-average unpaid principal balance and reflect anticipated future prepayments based on a consensus of dealers in the market.

                                         Amortized Cost           Fair Value
                                         --------------          -----------
                                                (DOLLARS IN THOUSANDS)
   Due within one year..............      $      8,669           $     8,490
   Due after 1 through 5 years......            23,115                22,761
   Due after 5 through 10 years.....             9,162                 9,025
   Due after 10 years...............            12,615                12,417
                                          ------------           -----------
                                          $     53,561           $    52,693
                                          ============           ===========

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, 1997

         Bonds-match funded agreements were comprised of the following at December 31:

                                                      1999             1998
                                                  ------------    ------------
                                                      (DOLLARS IN THOUSANDS)
OAC Mortgage Residential Securities, Inc........  $    100,968    $    163,404
Ocwen NIM Corp..................................        40,547              --
                                                  ------------    ------------
                                                  $    141,515    $    163,404
                                                  ============    ============


NOTE 9   DISCOUNT LOAN PORTFOLIO

         The Company has acquired in the past, through private sales and auctions, mortgage loans at a discount because either the borrowers are not current as to principal and interest payments or there is doubt as to the borrower's ability to pay in full the contractual principal and interest. The Company estimates the amounts it will realize through foreclosure, collection or other resolution efforts and the length of time required to complete the collection process in determining the amounts it will bid to acquire such loans.

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

         The Company had no discount loans at December 31, 1999, compared to $5.6 million at December 31, 1998.


NOTE 10  INVESTMENT IN REAL ESTATE

         The investment in real estate at December 31, 1999 and 1998 was comprised of four commercial office properties in San Francisco, California; an office building in Jacksonville, Florida; and three shopping plazas, one each located in Bradenton, Florida; Halifax, Nova Scotia; and Havre, Montana. The following table sets forth the Company's investment in real estate:

                                                December 31,      December 31,
                                                    1999              1998
                                               --------------   --------------
                                                    (DOLLARS IN THOUSANDS)
Office buildings ............................         202,607          175,319
Retail ......................................          33,224           31,597
Building improvements .......................          17,590            1,223
Tenant improvements and lease commissions ...           8,150            3,683
 Furniture and fixtures .....................              44               --
                                               --------------   --------------
                                                      261,615          211,822
Accumulated depreciation ....................          (9,011)          (3,763)
                                               --------------   --------------
  Investment in real estate net .............  $      252,604   $      208,059
                                               ==============   ==============


         During the period January 1, 1999 to October 6, 1999 and for 1998, the Company recorded impairment charges of $1.6 million and $3.9 million, respectively.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, 1997

NOTE 11 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase were $28.3 million, with a weighted average interest rate of 8.36%, at December 31, 1999 compared to $138.6 million with a weighted average interest rate of 8.42% at December 31, 1998. These obligations are secured by certain of the Company's investments in subordinated interests in commercial mortgage-backed securities, residual interests in subprime residential loan securitizations, and U.K. mortgage loan residual securities. The following table summarizes the maturity dates of OAC's securities sold under agreements to repurchase and the fair value of the related collateral securities as of December 31, 1999 and 1998:


    DECEMBER 31, 1999                        Commercial        Residential
                           Outstanding       Securities        Securities
    Maturity Date           Borrowing        Fair Value        Fair Value
    -------------         -------------     -------------     -----------
                                        (Dollars in Millions)
    Within 1 month ....   $        23.3     $        38.2     $       2.6
    More than 1 year ..             5.0                --            28.1
                          -------------     -------------     -----------
    Total .............   $        28.3     $        38.2     $      30.7
                          =============     =============     ===========


    DECEMBER 31, 1998                        Commercial        Residential
                           Outstanding       Securities        Securities
    Maturity Date           Borrowing        Fair Value        Fair Value
    -------------         -------------     -------------     -----------
                                        (Dollars in Millions)
    Within 1 month ....   $        27.8     $        34.1     $      14.4
    More than 1 year ..           110.8              57.5           184.2
                          -------------     -------------     -----------
    Total .............   $       138.6     $        91.6     $     198.6
                          =============     =============     ===========

         Interest expense with respect to these obligations for the period October 7, 1999 to December 31, 1999; January 1, 1999 to October 6, 1999; and for 1998 was $0.7 million, $6.2 million and $11.7 million, respectively. During the period, the underlying securities sold under agreements to repurchase were delivered into a third-party account that recognizes the Company's rights and interests in these securities.

         Other information concerning securities sold under agreements to repurchase:

                                                        1999        1998
                                                      --------    --------
                                                       (DOLLARS IN THOUSANDS)
Balance at end of year ...........................    $ 28,301    $138,612
Accrued interest payable at end of year ..........          34         428
Weighted average interest rate at end of year ....        8.36%       8.42%
Average balance during the year ..................      78,331     159,001
Weighted average interest rate during the year ...        8.81%       7.97%
Maximum month-end balance ........................     131,500     223,820


         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit amounted to $18.0 million and $34.5 million at December 31, 1999 and for 1998, respectively. The borrowings are pursuant to a three year agreement, which is collateralized by commercial loans. Interest expense during the period October 7, 1999 to December 31, 1999; January 1, 1999 to October 6, 1999; and for 1998 was $0.7 million, $2.1 million and $6.5 million, respectively.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, 1997

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT - REAL ESTATE. Obligations outstanding under lines of credit secured by real estate amounted to $141.2 million and $142.6 million at December 31, 1999 and 1998, respectively. These borrowings have a three-year term and an interest rate that floats in accordance with LIBOR. Set forth below is information regarding OAC's indebtedness relating to its investment in real estate at December 31, 1999:

         Property         Principal Amount     Interest Rate       Maturity Date
         --------         ----------------     -------------       -------------
                                  (Dollars In Millions)
Bush Street Property.....  $      75.0       LIBOR plus 1.75%    April, 2001 (1)
Other....................  $      66.2       LIBOR plus 1.75%    June,  2001 (1)


     (1) Represents the portion of the outstanding balance under a $200 million loan that is secured by real estate. As of December 31, 1999, this line of credit was collateralized by $117.6 million in investments in real estate. Also, an additional $18.0 million was borrowed and collateralized by $34.8 million in commercial mortgage loans under this line of credit.

         Interest expense during the period October 7, 1999 to December 31, 1999; January 1, 1999 to October 6, 1999; and for 1998 was $2.8 million, $8.1 million and $7.2 million, respectively.


NOTE 12  11.5% REDEEMABLE NOTES AND BONDS-MATCH FUNDED AGREEMENTS

         In July, 1998, the Company completed the issuance of $150 million of 11.5% Redeemable Notes due 2005 under Rule 144A of the Securities Act of 1933, as amended. Interest on the Redeemable Notes is payable semi-annually on January 1 and July 1, beginning January 1, 1999, at a rate of 11.5%. The Redeemable Notes will mature on July 1, 2005 and will be redeemable, at the option of the Company, in whole or in part, on or after July 1, 2002, at the redemption prices specified below (expressed as percentages of the principal amount thereof), in each case, together with accrued and unpaid interest, if any, thereon to the date of redemption, upon not less than 30 nor more than 60 days' notice, if redeemed during the twelve-month period beginning on July 1 of the years indicated below:

                                                          Redemption
             Year                                            Rate
             ---------------------------------            ----------
             2002.............................             105.750%
             2003.............................             102.875
             2004 and thereafter..............             100.000

         During the first 36 months after the date of original issue of the Redeemable Notes, the Company may use the net proceeds of one or more offerings of its common stock to redeem up to 25% of the aggregate principal amount of the Redeemable Notes at a redemption price of 111.50% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that, after any such redemption, the aggregate principal amount of the Redeemable Notes outstanding must equal at least $112.5 million. At December 31, 1999 and 1998, the outstanding face value of the Redeemable Notes was $143.0 million. Interest expense on the Redeemable Notes during the periods October 7, 1999 to December 31, 1999; January 1, 1999 to October 6, 1999 and for 1998 was $4.2 million, $12.4 million and $7.8 million, respectively.

         The Company is subject to various restrictive covenants under the indenture governing the Redeemable Notes (the "Redeemable Note Indenture"). The Redeemable Note Indenture prohibits the Company from incurring or issuing debt, other than certain permitted indebtedness ("Permitted Indebtedness"), if certain financial tests are not satisfied. One such test requires that the ratio of adjusted Funds From Operations ("FFO") to adjusted fixed charges for the previous four fiscal quarters exceeds 1.25 to 1.00 Given that adjusted FFO to adjusted fixed charges for the four quarters ended December 31, 1999 was 0.56, the Company does not expect this financial test to be satisfied for some time to come. Permitted Indebtedness, the incurrence of which is not limited under the Redeemable Note Indenture, includes: (i) up to $150 million of debt that may be incurred under certain warehouse lines of credit or mortgage loan repurchase agreements; (ii) match funded debt that may be incurred by a special purpose, bankruptcy remote subsidiary of the Company; (iii) renewals or refinancings of existing debt structured to meet certain conditions; (iv) debt that may be incurred in hedge transactions; (v) up to $10 million of capital lease and purchase money financing; and (vi) up to $50 million of additional debt. The Company believes that it can meet its financing needs from sources of Permitted Indebtedness during 2000 although there can be no assurance that this will be the case. The Redeemable Note Indenture also prohibits the Company from making certain restricted payments, including dividends. As of December 31, 1999, the Company was not permitted to pay dividends under the Redeemable Note Indenture, and the Company does not expect that it will be able to pay dividends in the foreseeable future.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, 1997


         On November 13, 1998, the Company securitized and transferred to a trust $173.6 million of its residential loan portfolio. Upon the transfer, the Company received approximately $173.9 million of proceeds. Also, on December 16, 1999, the Company entered into a Deposit Trust Agreement (the "Trust") with Ocwen NIM Corp, and transferred four unrated residual securities to the Trust in exchange for $43.0 million in non-recourse notes (Series 1999-OAC1). Upon the transfer the Company received approximately $40.1 million of proceeds. The transfers did not qualify as sales under FAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, the amount of proceeds from the transfers are reported as a liability in the consolidated statement of financial condition.


         At December 31, 1999 and 1998, bonds-match funded agreements amounted to $141.5 million and $163.4 million, respectively, and with a weighted average interest rate of 6.86% and 6.65%, respectively. Interest expense for the period October 7, 1999 to December 31, 1999; January 1, 1999 to October 6, 1999; and for 1998 was $2.1 million, $6.9 million and $1.5 million, respectively.


NOTE 13  TAXATION

         Total income tax expense was allocated as follows for the period October 7, 1999 to December 31, 1999:

                            (DOLLARS IN THOUSANDS)
Income from continuing operations.........................    $      539
                                                              ==========


         The components of income tax expense attributable to income from continuing operations were as follows for the period October 7, 1999 to December 31, 1999:

                            (DOLLARS IN THOUSANDS)
CURRENT:
Federal...................................................    $      231

DEFERRED:
Federal...................................................           308
                                                              ----------
Total.....................................................    $      539
                                                              ==========

         Income tax expense for the period October 7, 1999 to December 31, 1999 differs from the amounts computed by applying the U.S. Federal corporate income tax rate of 35% as follows:

                            (DOLLARS IN THOUSANDS)
Expected income tax expense at statutory rate.............    $    1,423
Differences between expected and actual tax:
   Excess of cost over net assets acquired ...............        (1,120)
   OAC loss not included in OCN consolidated tax group....           223
   Other..................................................            13
                                                              ----------
     Actual income tax expense............................    $      539
                                                              ==========

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, 1997

         The net deferred tax asset was comprised of the following as of December 31, 1999:


                               (DOLLARS IN THOUSANDS)
     DEFERRED TAX ASSETS:
        Impairments on securities available for sale......... $      34,503
        State taxes..........................................         2,631
        Application of purchase accounting...................         1,544
        Accrued other liabilities............................            20
        Accrued profit sharing...............................           150
        Bad debt and allowance and loan losses...............           601
        Foreign currency exchange............................         1,068
        Capital loss carryforward............................         4,160
        Unrealized loss on securities available for sale.....          (384)
        Net operating loss carryforward......................         4,514
        Other................................................           472
                                                              -------------
                                                                     49,279
                                                              -------------

    DEFERRED TAX LIABILITIES:
        Accrued rental income................................           499
        Other................................................             9
                                                              -------------
                                                                        508
                                                              -------------
                                                                     48,771


    Deferred tax asset valuation allowance...................       (38,873)
                                                              -------------
    Net deferred tax asset................................... $       9,898
                                                              =============


         The Company qualified as a REIT under Sections 856 through 860 of the Code, as amended through October 20, 1999. A REIT is generally not subject to federal income taxation on the portion of its income that is distributed to its shareholders if it distributes at least 95 percent of its taxable income for the year and meets certain other income and asset tests. The Company has until the filing of its tax return to satisfy the distribution requirement. Since the Company distributed 100 percent of its taxable income for the periods during which it was a REIT, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying consolidated financial statements for those periods.

         The Company was a REIT for federal tax purposes and will file a REIT federal income tax return for all prior tax years through October 20, 1999. The Company will be included in OCN's consolidated federal income tax return beginning on October 21, 1999. The Company had, at October 6, 1999, approximately $131.6 million net unrealized built-in losses. Any such loss recognized within the five-year period beginning on October 7, 1999 (the "recognition period") is treated as a pre-change loss and, as such, is subject to an annual limit as to the amount which may offset the taxable income of OCN and its subsidiaries ("the IRC section 382 limitation"). A net unrealized built-in loss is an amount by which the tax basis of the corporation's assets, at the time of the change in ownership, exceeds the aggregate fair market value of those assets at that time. The annual section 382 limitation is an amount determined by multiplying the value of the Company's stock by the federal long-term tax-exempt rate and is approximately $5.3 million. If a deduction is denied for any recognized built-in loss in any post-change year, the loss is carried forward to subsequent years under rules similar to the standard loss carryforward rules. As a result of these limitations, a corresponding deferred tax asset valuation allowance was established at acquisition date as part of purchase accounting in the amount of $38.9 million. The valuation allowance will be adjusted in the future to the extent of a change in management's assessment of the amount of the net deferred tax asset that is expected to be realized.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, 1997

NOTE 14  COMMITMENTS AND CONTINGENCIES

         At December 31, 1999, the Company had $22.6 million in outstanding commitments to fund construction loans secured by multi-family and commercial properties. The following table details the amounts committed at such date.

                                                 December 31, 1999
                                                 -----------------
                                               (DOLLARS IN THOUSANDS)
         Multi-family........................        $ 9,319
         Hotels..............................         13,280
                                                     -------
           Total committed amount............        $22,599
                                                     =======


         On April 20, 1999, a complaint was filed on behalf of a putative class of public shareholders of the Company in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida against OCN and the Company. On April 23, 1999, a complaint was filed on behalf of putative classes of public shareholders of the Company in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida against the Company and certain directors of the Company. The plaintiffs in both complaints sought to enjoin consummation of the acquisition of the Company by OCN. The cases were consolidated, and on September 13, 1999 a consolidated amended complaint was filed. The injunction was denied, and on October 14, 1999, OCN was dismissed as a party. Plaintiffs' remaining claims are for damages for alleged breaches of common law fiduciary duties. Discovery is ongoing.

         On June 3, 1999, Walton Street Capital, L.L.C. ("Walton") filed suit against the Company and the Operating Partnership in the Circuit Court of Cook County, Illinois. Walton has alleged that the Company committed an anticipatory breach of contract with respect to the proposed sale by the Company of all of its interest in its commercial mortgage-backed securities portfolio to Walton. Walton has claimed damages in an amount in excess of $20 million. The Company believes this suit is without merit and continues to vigorously defend against the same.

         The Company is subject to various other pending legal proceedings.

         In management's opinion the resolution of these claims will not have a material effect on the consolidated financial statements.


NOTE 15  STOCKHOLDER'S EQUITY

         On May 14, 1997, the Company completed an initial public offering of 19,125,000 shares of the Company's common stock. At that time, the Company's common stock began trading on the Nasdaq Stock Market's National Market ("NASDAQ") under the symbol "OAIC."

         On December 9, 1997, the Company repurchased 160,000 shares of common stock from IMIHC at the weighted average price of the stock on the day of repurchase.

         On May 1, 1998, the common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "OAC." Upon effectiveness of the NYSE listing, the company de-listed its common stock from NASDAQ.

         Effective with the merger with OCN on October 7, 1999, the Company exchanged 0.71 shares of OCN stock for each outstanding share of OAC common stock. As a result, the Company de-listed from the NYSE.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Exhibits


            3.1 Amended and Restated Articles of Incorporation (Filed herewith)

            3.2   Amended and Restated Bylaws (Filed herewith)

            4.1   Form of Common Stock certificate (Filed herewith)

            4.2 Form of Indenture between the Company and Norwest Bank Minnesota, National Association, as Trustee thereunder for the 11.5% Redeemable Notes due 2005 (1)

            10.1  First Amended and Restated Management Agreement (2)

            10.2  Form of Registration Rights Agreement dated (3)

            10.3 Third Amended and Restated Agreement of Limited Partnership of Ocwen Partnership L.P. (2)

            10.4  Form of Stock Option Plan (3)

            10.5 Loan Agreement, dated as of April 7, 1998, between OAIC Bush Street, LLC and Salomon Brothers Realty Corp. (4)

            10.6 Loan Agreement, dated as of April 24, 1998, between OAC and Greenwich Financial Products Inc. (2)

            10.7 Amended and Restated Loan Agreement, dated as of June 10, 1998, by and among, inter alia, OAIC California Partnership, L.P., OAIC California partnership II, L.P., Salomon Brothers Realty Corp. and LaSalle National Bank (2)

            10.8  Second Extension of Term Agreement (filed herewith)

            10.9 Compensation and Indemnification Agreement, dated as of May 6, 1999, between the Company and the independent committee of the Board of Directors (7)

            10.10 Agreement of Merger, dated as of July 25, 1999, among OCN
                  Ocwen Acquisition Company and the Registrant (6)

            10.11 First Amendment to Loan Agreement and Guaranty, dated as of
                  July 9, 1999, made by and among OAIC Bush Street, LLC, Salomon Brothers Realty Corp, and Ocwen Partnership, L.P., and La Salle Bank National Association (7)

            10.12 Second Amendment to Guarantee of Payment, dated as of July 9,
                  1999, made by and between Salomon Brothers Realty Corp. and Ocwen Partnership, L.P. (7)

            10.13 Indemnity agreement, dated August 24, 1999, among OCN, and the
                  Company's directors (7)

            27 Financial Data Schedule for the period ended December 31, 1999 (filed herewith)

            99.1  Investment Guidelines (2)

            99.2  Risk Factors (filed herewith)
================================================================================
            (1) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-64047), as amended, as declared effective by the Commission on February 12, 1999.
            (2)   Incorporated by reference to the Company's Quarterly Report on
                  Form 10-Q for the quarterly period ended June 30, 1998.
            (3) Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-21965), as amended, declared effective by the Commission on May 14, 1997.
            (4) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on April 23, 1998.
            (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

            (6) Incorporated by reference to Exhibit 2.1 to OCN's current Report on Form 8-K filed with the Commission on July 26, 1999.
            (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

         (b)      Financial Statements and Schedules

         The following consolidated financial statements of Ocwen Asset Investment Corp. and report of PricewaterhouseCoopers LLP, independent certified public accountants, are included in Item 8 hereof.


            (1)   Report of Independent Certified Public Accountants

            (2) Consolidated Statements of Financial condition at December 31, 1999, and December 31, 1998

            (3) Consolidated Statement of Operations for the Period October 7, 1999 to December 31, 1999, the Period January 1, 1999 to October 6, 1999, the Year Ended December 31, 1998, and the period May 14, 1997 to December 31, 1997

            (4) Consolidated statements of Comprehensive Income (Loss) for the Period October 7, 1999 to December 31, 1999, the Period January 1, 1999 to October 6, 1999, the Year Ended December 31, 1998, and the period May 14, 1997 to December 31, 1997

            (5) Consolidated Statement of Changes in Stockholders' Equity for the Period October 7, 1999 to December 31, 1999, the Period January 1, 1999 to October 6, 1999, the Year Ended December 31, 1998, and the period May 14, 1997 to December 31, 1997

            (6) Consolidated Statement of Cash Flows for the Period October 7, 1999 to December 31, 1999, the Period January 1, 1999 to October 6, 1999, the Year Ended December 31, 1998, and the period May 14, 1997 to December 31, 1997

            (7) Notes to Consolidated Financial Statements at December 31, 1999, 1998, and 1997


         Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


         Reports on Form 8-K filed during the quarter ended December 31, 1999:

            (1) A Form 8-K filed October 13, 1999 announcing the completion of the acquisition of the Company by OCN.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    OCWEN ASSET INVESTMENT CORP.




          By:       /s/ WILLIAM C. ERBEY
                    ---------------------------------------------------
                    William C. Erbey
                    Sole director, Chairman and Chief Executive Officer (principal executive officer)


          Date:     March 30, 2000



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



                                                            Date: March 30, 2000
          By:       /s/ WILLIAM C. ERBEY
                    ------------------------------------
                    William C. Erbey
                    Chairman and Chief Executive Officer
                    (principal executive officer)







          By:       /s/ MARK S. ZEIDMAN                     Date: March 30, 2000
                    -------------------------------------
                    Mark S. Zeidman
                    Senior Vice President and Chief Financial Officer
                    (principal financial and accounting officer)