Form 10-Q
period 2000-03-31
OCWEN ASSET INVESTMENT CORP
filed 2000-05-15
CIK 1033643

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from:  _____________to _____________

                           Commission File No. 1-14043

                          OCWEN ASSET INVESTMENT CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  FLORIDA                               65-078313
      -------------------------------                 ----------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)


         1675 PALM BEACH LAKES BOULEVARD
             WEST PALM BEACH, FLORIDA                       33401
      ---------------------------------------             ----------
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

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

At March 31, 2000, there were 6,100 shares of common stock of the Registrant outstanding, all of which are owned indirectly by Ocwen Financial Corporation.

THE REGISTRANT MEETS THE CONDITION SET FORTH IN GENERAL INSTRUCTION (H)(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================
                          OCWEN ASSET INVESTMENT CORP.
                  FIRST QUARTER 2000 FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS

                                                                            PAGE

                         PART I - FINANCIAL INFORMATION

Item 1.     Interim Consolidated Financial Statements (unaudited)..........  3

            Consolidated Statements of  Financial Condition................  3

            Consolidated Statements of Operations..........................  4

            Consolidated Statements of Comprehensive Income (Loss).........  5

            Consolidated Statements of Cash Flows..........................  6

            Consolidated Statements of Changes in Shareholders' Equity.....  7

            Notes to Consolidated Financial Statements.....................  8



Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  16

                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K...............................  18

            Signatures.....................................................  19

                                         OCWEN ASSET INVESTMENT CORP.
                          (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)

                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                March 31,      December 31,
                                                                                  2000              1999
                                                                              -------------    -------------
ASSETS:
   Cash and amounts due from depository institutions .......................  $   6,965,085    $   2,085,437
   Interest-bearing deposits ...............................................     40,693,093       77,031,043
   Securities available for sale, at fair value ............................     57,738,275      103,444,568
   Commercial and multi-family loan portfolio, net .........................     67,502,317       59,519,840
   Residential loan portfolio, net .........................................      2,149,867        2,417,647
   Match funded residential loans and securities, net ......................    145,963,682      157,793,868
   Discount loan portfolio, net ............................................     13,207,659               --
   Investment in real estate partnerships ..................................     11,707,860               --
   Investment in real estate, net ..........................................     70,846,333      252,604,156
   Real estate held for sale ...............................................    188,808,480               --
   Principal and interest receivable .......................................      2,843,882        2,646,732
   Other assets ............................................................     23,326,937       31,389,621
                                                                              -------------    -------------
     Total assets ..........................................................  $ 631,753,470    $ 688,932,912
                                                                              =============    =============

LIABILITIES:
   Securities sold under agreements to repurchase ..........................  $   3,803,709    $  28,301,141
   Obligations outstanding under lines of credit ...........................     17,997,393       17,997,393
   Obligations outstanding under lines of credit - secured by real
      estate ...............................................................    141,173,063      141,173,063
    11.5% Redeemable Notes due 2005 ........................................    120,936,630      140,486,483
    Bonds - match funded agreements ........................................    130,429,259      141,515,143
    Excess of net assets over purchase price ...............................     54,041,383       56,840,751

   Accrued expenses, payables and other liabilities ........................     19,877,614       23,911,170
                                                                              -------------    -------------

     Total liabilities .....................................................    488,259,051      550,225,144
                                                                              -------------    -------------


Commitments and Contingencies (Note 15)

SHAREHOLDER'S EQUITY:
  Common Stock, $.01 par value; 10,000 and 200,000,000 shares
   authorized, 6,100 shares issued and outstanding .........................             61               61
   Additional paid-in capital ..............................................    135,857,923      135,857,923
   Retained earnings .......................................................     10,213,464        3,542,683
   Accumulated other comprehensive income, net of taxes:
     Unrealized losses on securities available for sale ....................     (2,568,692)        (713,326)
     Cumulative translation adjustment .....................................         (8,337)          20,427
                                                                              -------------    -------------
       Total other accumulated comprehensive loss ..........................     (2,577,029)        (692,899)
                                                                              -------------    -------------
       Total shareholder's equity ..........................................    143,494,419      138,707,768
                                                                              -------------    -------------
                                                                              $ 631,753,470    $ 688,932,912
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

                                OCWEN ASSET INVESTMENT CORP.
                 (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Successor     Predecessor
                                                              ----------------------------
                                                               For the Three Months Ended
                                                                         March 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
INTEREST INCOME:
  Interest bearing deposits ................................  $    469,567    $    494,604
  Securities available for sale ............................     3,459,159      13,638,517
  Commercial and multi-family loans ........................     1,748,780       1,648,514
  Match funded residential loans and securities ............     3,311,257       3,327,143
  Residential loans ........................................        49,664         145,398
  Discount loans ...........................................       558,468         126,318
                                                              ------------    ------------
                                                                 9,596,895      19,380,494
                                                              ------------    ------------

INTEREST EXPENSE:
  Securities sold under agreements to repurchase ...........       237,937       2,642,002
  Obligations outstanding under lines of credit ............       283,686         606,684
  11.5% Redeemable Notes due 2005 ..........................     4,011,954       4,154,150
  Bonds-match funded agreements ............................     3,356,199       2,523,602
                                                              ------------    ------------
                                                                 7,889,776       9,926,438
                                                              ------------    ------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES .......     1,707,119       9,454,056
  Provision for loan losses ................................        77,702         257,852
                                                              ------------    ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ........     1,629,417       9,196,204
                                                              ------------    ------------

REAL ESTATE-OPERATING INCOME:
  Rental income ............................................     8,518,076       7,982,430
  Other ....................................................        31,345          10,382
                                                              ------------    ------------
                                                                 8,549,421       7,992,812
                                                              ------------    ------------

REAL ESTATE-OPERATING EXPENSES:
  Rental operation .........................................     4,336,993       3,962,709
  Depreciation .............................................       486,358       1,193,977
  Interest .................................................     2,712,251       2,657,326
                                                              ------------    ------------
                                                                 7,535,602       7,814,012
                                                              ------------    ------------
REAL ESTATE INCOME .........................................     1,013,819         178,800
                                                              ------------    ------------

OTHER EXPENSES (INCOME):
  Management fees ..........................................     1,064,905       1,524,429
  Servicing fees ...........................................       517,756         248,859
  Due diligence expenses ...................................            --         122,745
  Amortization of excess of net assets over purchase price..    (2,793,595)             --
  Other ....................................................       477,520         961,450
                                                              ------------    ------------
                                                                  (733,414)      2,857,483
                                                              ------------    ------------

GAINS (LOSSES) ON SECURITIES AND DERIVATIVES, NET ..........     3,018,237      (7,455,633)
                                                              ------------    ------------
INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST ...........     6,394,887        (938,112)
Income tax expense .........................................     1,906,313              --
Minority interest in net loss of consolidated
  subsidiary ...............................................            --         154,251
                                                              ------------    ------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS ...............     4,488,574        (783,861)
  Extraordinary gain on repurchase of debt, net of taxes ...     2,182,207              --
                                                              ------------    ------------
NET INCOME (LOSS) ..........................................  $  6,670,781    $   (783,861)
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

                                             4

                                    OCWEN ASSET INVESTMENT CORP.
                     (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                      Successor       Predecessor
                                                                     ----------------------------
                                                                      For the Three Months Ended
                                                                              March 31,
                                                                     ----------------------------
                                                                        2000              1999
                                                                     -----------      -----------
Net income (loss) ................................................   $ 6,670,781      $  (783,861)
Other comprehensive income, net of taxes:
  Change in unrealized gain (loss) on securities available for sale arising during the quarter (net of taxes of $999,043 for
  the period January 1, 2000 to March 31, 2000) ..................    (1,855,366)         611,755
  Unrealized foreign currency translation adjustment arising during the quarter (net of taxes of $11,472 for the
  period January 1,  2000 to March 31, 2000) .....................       (28,764)         130,210
  Reclassification adjustment for losses (gains) included in net
  income .........................................................            --         (852,109)
                                                                     -----------      -----------
  Other comprehensive loss .......................................    (1,884,130)        (110,144)
                                                                     -----------      -----------
Comprehensive income (loss) ......................................   $ 4,786,651      $  (894,005)
                                                                     -----------      ===========
        Disclosure of reclassification adjustment:
         Unrealized holding gains (losses) arising during
         the period on securities sold or impaired ...............   $ 2,707,237      $(8,306,573)
           Add:  Adjustment for realized (gains) losses
           and impairment charges on securities available for
           sale included in net income (loss) ....................    (2,707,237)       7,454,464
                                                                     -----------      -----------
           Reclassification adjustment for losses (gains)
             included in net income ..............................   $        --      $  (852,109)
                                                                     ===========      ===========

                 The accompanying notes are an integral part of these consolidated financial statements

                                                 5

                                  OCWEN ASSET INVESTMENT CORP.
                   (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Successor      Predecessor
                                                                   ----------------------------
                                                                    For the Three Months Ended
                                                                            March 31,
                                                                   ----------------------------
                                                                      2000             1999
                                                                   ------------    ------------
Cash flows from operating activities:
     Net income (loss) .........................................   $  6,670,781    $   (783,861)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Premium amortization (discount accretion), net ..........       (344,572)      8,601,099
       Depreciation ............................................        486,358       1,193,977
       Amortization of excess of net assets over purchase price      (2,793,595)
       Extraordinary gain on extinguishment of debt ............     (2,182,207)             --
       Provision for loan losses ...............................         77,702         257,852
       Net gains on securities, derivatives and real estate ....     (3,018,237)      7,455,633
       (Increase) decrease in principal and interest receivable        (197,150)      3,418,805
       Increase (decrease) in other assets .....................      8,293,719         (22,137)
       Decrease in accrued expenses, payables, other liabilities     (4,033,556)     (7,525,230)
       Minority interest in losses .............................             --        (154,251)
                                                                   ------------    ------------
Net cash provided by operating activities ......................      2,959,243      12,441,887
                                                                   ------------    ------------
Cash flows from investing activities:
  Principal payments received on securities  available
    for sale ...................................................     11,535,335       6,280,742
  Principal payments received from loans .......................      6,635,414      20,136,324
  Proceeds from sale of securities .............................     40,931,432      12,708,996
  Purchase of discount loans ...................................    (13,207,659)             --
  Purchase/originations of loans ...............................     (7,761,886)     (4,962,755)
  Investment in real estate partnerships .......................    (11,707,860)             --
  Investment in real estate ....................................     (7,537,015)     (1,869,007)
                                                                   ------------    ------------
Net cash provided by investing activities ......................     18,887,761      32,294,300
                                                                   ------------    ------------
Cash flows from financing activities:
  Repurchase of notes ..........................................    (20,000,000)             --
  Principal payments on bonds ..................................     (8,779,110)    (20,105,569)
  Increase in securities sold under agreements to repurchase ...    (24,497,432)    (24,620,520)
  Increase in obligations outstanding under lines of
    credit .....................................................             --       7,741,437
                                                                   ------------    ------------
Net cash (used by) provided by financing activities ............    (53,276,542)    (36,984,652)
                                                                   ------------    ------------
Net increase (decrease) in cash and cash equivalents ...........    (31,429,538)      7,751,535
Change in cumulative translation adjustment ....................        (28,764)        130,210
Cash and cash equivalents at beginning of period ...............     79,116,480      53,365,205
                                                                   ------------    ------------
Cash and cash equivalents at end of period .....................   $ 47,658,178    $ 61,246,950
                                                                   ============    ============

Reconciliation of cash and cash equivalents at end of period:
  Cash and amounts due from depository institutions ............   $  6,965,085    $  3,641,241
  Interest earning deposits ....................................     40,693,093      57,605,709
                                                                   ------------    ------------
     Total .....................................................   $ 47,658,178    $ 61,246,950
                                                                   ============    ============
Supplemental disclosure of cash flow information:
  Interest paid ................................................   $ 12,399,187    $ 13,958,058
                                                                   ============    ============

     The accompanying notes are an integral part of these consolidated financial statements

                                               6

                                                  OCWEN ASSET INVESTMENT CORP.
                                   (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
                                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                                                                   Accumulated
                                               Common Stock           Additional                      other
                                        --------------------------     paid-in        Retained    comprehensive
                                          Shares         Amount        capital        earnings         loss            Total
                                        ----------    ------------   ------------   ------------  -------------    ------------
Balance at December 31, 1999 ......          6,100              61    135,857,923      3,542,683       (692,899)    138,707,768

Net income ........................             --              --             --      6,670,781             --       6,670,781

Change in unrealized loss on
 securities available for sale ....             --              --             --             --     (1,855,366)     (1,855,366)

   Change in cumulative translation
    adjustment ....................             --              --             --             --        (28,764)        (28,764)
                                        ----------    ------------   ------------   ------------   ------------    ------------

 Balance at March 31, 2000 ........          6,100              61    135,857,923     10,213,464     (2,577,029)    143,494,419
                                        ==========    ============   ============   ============   ============    ============

                     The accompanying notes are an integral part of these consolidated financial statements

                                                               7

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

NOTE 1        ACQUISITION OF THE COMPANY

BASIS OF PRESENTATION

         On October 7, 1999, the Company was acquired by Ocwen Financial Corporation ("OCN"). A vertical line has been used to separate the post-acquisition consolidated financial statements of the Company from the pre-acquisition consolidated financial statements of the Company prior to the acquisition (the "Predecessor"). The effects of the acquisition resulted in a new basis of accounting reflecting fair values of assets and liabilities at that date. The consolidated financial statements of the Predecessor are presented at the Predecessor's historical cost.

NOTE 2        ORGANIZATION

         The Company's consolidated financial statements include the accounts of the Company and its subsidiaries. The Company directly owns two subsidiaries, Ocwen General, Inc. (the "General Partner") and Ocwen Limited, Inc. (the "Limited Partner"). The General Partner and the Limited Partner own 0.9% and 90.4%, respectively, of Ocwen Partnership, L.P. (the "Operating Partnership"). Additionally, the Company, the General Partner, the Limited Partner and the Operating Partnership have established a variety of wholly-owned subsidiaries for operational purposes.

         The Company has a management agreement with Ocwen Capital Corporation ("OCC"), a wholly-owned subsidiary of OCN, under which OCC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. For its services, OCC receives a quarterly base management fee and, if certain thresholds are met, an incentive fee. During the three months ended March 31, 2000, OCC earned from the Company $1.1 million in base management fees and no incentive fees.

         The Company also has servicing agreements with Ocwen Federal Bank FSB (the "Bank"), a wholly-owned subsidiary of OCN, for the servicing of all of the Company's mortgage loans. In addition, the Bank in its capacity as servicer or special servicer receives fees from certain mortgage-backed securities in which the Company owns a subordinate or residual interest. During the three months ended March 31, 2000, the Bank earned from the Company $0.5 million in servicing fees.

NOTE 3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of the Company and its subsidiaries follow U.S. Generally Accepted Accounting Principles ("GAAP"). The policies which materially affect the determination of the Company's financial position, results of operations and cash flows are summarized below.

         In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial condition at March 31, 2000 and December 31, 1999, the results of its operations for the three months ended March 31, 2000 and 1999, its comprehensive income for the three months ended March 31, 2000 and 1999, its cash flows for the three months ended March 31, 2000 and 1999, and its changes in stockholders' equity for the three months ended March 31, 2000. The results of operations and other data for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ended December 31, 2000. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PRINCIPLES OF CONSOLIDATION

         The Company's consolidated financial statements include the accounts of OAC and its subsidiaries as described in Note 2 above. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

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

INVESTMENT IN REAL ESTATE PARTNERSHIPS

         The Company's investments in real estate partnerships are accounted for under the equity method of accounting. Under the equity method of accounting, an investment in the shares or other interests of an investee is recorded at cost of the shares or interests acquired and thereafter is periodically increased (decreased) by the investors proportionate share of earnings (losses) of the investee and decreased by the dividends or distributions received by the investor from the investee.

REAL ESTATE HELD FOR SALE

         Real estate held for sale are reported at the lower of the carrying amount or fair value less cost to sell. Real estate is classified as held for sale when the Company has committed to a plan to sell the assets, and depreciation is discontinued. Gains and losses on the sale of real estate held for sale are included as a component of income. During the first quarter of 2000 there were no gains or losses recorded on the sale of real estate held for sale.

RISKS AND UNCERTAINTIES

         In the normal course of business, the Company encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on the Company's loan portfolios that results from a borrower's inability or unwillingness to make contractually required payments. Market risk primarily reflects changes in the value of securities available for sale and investments in real estate due to changes in interest rates or other market factors, including the rate of prepayments of principal, the value of the collateral underlying loans and the valuation of real estate held by the Company.

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

NOTE 4        RISK MANAGEMENT INSTRUMENTS

         The following table indicates the interest rate swaps outstanding at March 31, 2000, pursuant to which the Company receives payments from a counterparty based on a floating rate of interest equal to LIBOR and agrees to pay a fixed rate of interest to such party on a specified notional amount:

                 Notional    LIBOR                 Floating Rate at
     Maturity     Amount     Index    Fixed Rate     End of Period   Fair Value
     --------   ----------  -------   ----------   ----------------  ----------
                             (Dollars In Thousands)
       2003     $  100,000  1-month      5.75%            6.07        $   3,438
       2001         75,000  1-month      6.00             5.92              593
                ----------                                            ---------
                $  175,000                                            $   4,031
                ==========                                            =========


         At March 31, 2000, the Company had foreign currency futures contracts to hedge currency exposure in connection with its investment in residual interests backed by residential mortgage loans originated in the United Kingdom,

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

which are held by a wholly-owned foreign subsidiary of the Company. Currency futures contracts are commitments to either purchase or sell foreign currency at a future date for a specified price. At March 31, 2000, the fair value of the British Pounds futures contracts was $(0.1) million. In addition, the Company entered into foreign currency futures contracts to hedge its exposure in connection with its investment in the shopping center located in Halifax, Nova Scotia, which is held by a wholly-owned foreign subsidiary of the Company. At March 31, 2000, the fair value of the Canadian currency contract was $(0.1) million. Gains and losses on these foreign currency futures contracts are recorded in the Consolidated Statement of Financial Condition offsetting the item being hedged.

NOTE 5        SECURITIES AVAILABLE FOR SALE

         The following table sets forth the amortized cost, fair value and gross unrealized gains and losses of the Company's securities available for sale at March 31, 2000.

                                                              Gross       Gross
                                              Amortized     Unrealized  Unrealized      Fair
                                                 Cost         Gains       Losses        Value
                                             ------------   ----------  ----------   -----------
                                                           (Dollars in Thousands)
Mortgage-related securities:
   Single-family residential:
     Subprime residuals..................    $     49,830   $       --  $     (466)  $    49,364
     Subordinates........................           5,210           11         (35)        5,186
                                             ------------   ----------  ----------   -----------
                                                   55,040           11        (501)       54,550
                                             ------------   ----------  ----------   -----------
   Multi-family and commercial:
     Subordinates........................           3,188           --          --         3,188
                                             ------------   ----------  ----------   -----------
                                                    3,188           --          --         3,188
                                             ------------   ----------  ----------   -----------
Total securities available for sale......    $     58,228   $       11  $     (501)  $    57,738
                                             ============   ==========  ==========   ===========

         During the three months ended March 31, 2000, the Company recorded impairment charges of $0.06 million against its portfolio of securities available for sale. The charge resulted from increases in projected prepayment speeds during the period and losses in excess of assumptions, which resulted in the shortening of the weighted average lives of certain individual securities in the portfolio. As a result, a determination was made to write down the recorded investment in those securities where the reduction in fair value was considered to be other than temporary.

NOTE 6        LOAN PORTFOLIO

         The Company's loan portfolio consisted of the following at the dates indicated.

                                                  March 31,        December 31,
                                                    2000               1999
                                                 ------------     -------------
                                                    (Dollars in Thousands)

Single-family residential......................  $      2,231     $       2,541
Multi-family residential.......................        39,618            34,830
Commercial real estate:
  Hotel........................................        27,888            24,809
                                                 ------------     -------------
    Total loans................................        69,737            62,180
Premium/(discount).............................           627               488
Allowance for loan losses......................          (712)             (731)
                                                 ------------     -------------
  Loans, net...................................  $     69,652     $      61,937
                                                 ============     =============

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

         The following table represents a summary of the Company's non-performing loans (past due 90 days or more) at the dates indicated.

                                                                             March 31, 2000       December 31, 1999
                                                                             --------------       -----------------
                                                                                    (Dollars in Thousands)
    Single-family residential............................................    $          446        $          682
    Multi-family.........................................................             3,010                 3,005
                                                                             --------------        --------------
                                                                             $        3,456        $        3,687
                                                                             ==============        ==============


         At March 31, 2000 and December 31, 1999, the Company had no investment in impaired loans as defined in accordance with SFAS No. 114, as amended by SFAS
No. 118.

NOTE 7        MATCH FUNDED RESIDENTIAL LOANS AND SECURITIES, NET

         Match funded residential loans and securities is comprised of the following at the dates indicated.

                                                                             March 31, 2000       December 31, 1999
                                                                             --------------       -----------------
                                                                                    (Dollars in Thousands)
  Single family residential loans......................                      $       99,998        $      105,596
  Allowance for loan losses............................                                (526)                 (495)
                                                                             --------------        --------------
          Match funded residential loans, net..........                              99,472               105,101
   Match funded securities.............................                              46,492                52,693
                                                                             --------------        --------------
  Balance at end of period.............................                      $      145,964        $      157,794
                                                                             ==============        ==============


         The following table represents a summary of the Company's non-performing loans (past due 90 days or more) at the dates indicated in the match funded loan portfolio.

                                                                             March 31, 2000       December 31, 1999
                                                                             --------------       -----------------
                                                                                    (Dollars in Thousands)
    Match funded loans....................................................   $        1,350        $        1,127
                                                                             ==============        ==============


         The following table sets forth the amortized cost, fair value and gross unrealized gains and losses of the Company's match funded securities at March
31, 2000.

                                                             Gross            Gross
                                             Amortized     Unrealized      Unrealized         Fair
                                                Cost          Gains          Losses          Value
                                             ----------    ----------     ------------     ----------
                                                           (Dollars in Thousands)
Match funded securities                      $   50,275    $       --     $     (3,783)    $   46,492
                                             ==========    ==========     ============     ==========

         Bonds-match funded agreements were comprised of the following at the dates indicated:

                                                                March 31, 2000             December 31, 1999
                                                               ---------------             -----------------
                                                                          (Dollars in Thousands)
  OAC Mortgage Residential Securities, Inc.............        $        94,302              $       100,968
  Ocwen NIM Corp.......................................                 36,127                       40,547
                                                               ---------------              ---------------
                                                               $       130,429              $       141,515
                                                               ===============              ===============

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

NOTE 8        DISCOUNT LOAN PORTFOLIO

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

         At March 31, 2000, the Company had $13.2 million of Discount loans.

NOTE 9        INVESTMENT IN REAL ESTATE PARTNERSHIPS

         During January 2000, the Company invested approximately $11.7 million in real estate partnerhips. At March 31, 2000, the Company's investment in real estate partnerships consisted of five limited partnerships interests in real estate ventures consisting of multi-family type properties.

NOTE 10       REAL ESTATE HELD FOR SALE

         During the first quarter of 2000, the Company reclassified $188.8 million from investment in real estate to investment in real estate held for sale. Real estate held for sale at March 31, 2000, was comprised of four commercial office properties in San Francisco, California. The following table sets forth the Company's real estate held for sale:

                                                              March 31, 2000
                                                              --------------
                                                          (Dollars in Thousands)

    Office Buildings......................................    $      163,665
    Building Improvements.................................            16,111
    Tenant improvements and lease commissions.............             9,032
                                                              --------------
                                                              $      188,808
                                                              ==============

         On March 23, 2000, the Company engaged Grubb & Ellis Company to market and sell these properties. On March 30, 2000, the Company entered into an agreement to sell its office building located at 690 Market Street in San Francisco for $28.0 million less commissions and closing costs and as adjusted for pro rations of certain contractual obligations that survive closing. Closing is subject to the fulfillment of certain conditions, including but not limited to delivery of clear title and receipt of required tenant estoppels. The closing is expected to occur during the second quarter of 2000.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

NOTE 11       INVESTMENT IN REAL ESTATE

         The investment in real estate at March 31, 2000 was comprised of an office building in Jacksonville, Florida, and three shopping plazas, one each located in: Bradenton, Florida; Halifax, Nova Scotia; and Havre, Montana. The following table sets forth the Company's investment in real estate for the dates indicated:

                                                          March 31, 2000    December 31, 1999
                                                         ----------------   -----------------
                                                                (Dollars in Thousands)
    Office buildings...................................  $         32,097    $       202,607
    Retail.............................................            33,305             33,224
    Building improvements..............................             7,443             17,590
    Tenant improvements and lease commissions..........               584              8,150
    Furniture and fixtures.............................                58                 44
                                                         ----------------    ---------------
                                                                   73,487            261,615
    Accumulated depreciation and amortization..........            (2,641)            (9,011)
                                                         ----------------    ---------------
      Investment in real estate net....................  $         70,846    $       252,604
                                                         ================    ===============

NOTE 12 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase were $3.8 million, with a weighted average interest rate of 6.54%, at March 31, 2000 compared to $28.3 million with a weighted average interest rate of 8.36% at December 31, 1999. These obligations are secured by certain of the Company's investments in subordinated interests in commercial mortgage-backed securities, residual interests in subprime residential loan securitizations, and U.K. mortgage loan residual securities. The following table summarizes the maturity dates of OAC's securities sold under agreements to repurchase and the fair value of the related collateral securities as of March 31, 2000:

                                                        Outstanding     Residential Securities
             Maturity Date                               Borrowing           Fair Value
                                                       --------------   ----------------------
                                                             (Dollars in Millions)
             Within 1 month.........................   $          1.1       $          2.1
             More than 1 Year.......................              2.7                 24.6
                                                       --------------       --------------
             Total..................................   $          3.8       $         26.7
                                                       ==============       ==============

         Interest expense with respect to these obligations for the three months ended March 31, 2000 was $0.2 million.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit amounted to $18.0 million at March 31, 2000 and December 31, 1999. The borrowing is pursuant to a three year agreement, which is collateralized by commercial loans. Interest expense was $0.3 million for the three months ended March 31, 2000.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT - REAL ESTATE. Obligations outstanding under lines of credit secured by real estate amounted to $141.2 million at March 31, 2000 and December 31, 1999. These borrowings have a three-year agreement. Interest expense during the three months ended March 31, 2000 was $2.7 million. Set forth below is information regarding the Company's indebtedness relating to its investment in real estate at March 31, 2000:

                         Property                Principal Amount     Interest Rate     Maturity Date
              --------------------------------   ----------------   ----------------    ----------------
                                                            (Dollars In Millions)
              Bush Street Property............     $      75.0      LIBOR plus 1.75%     April, 2001
              Other...........................     $      66.2      LIBOR plus 1.75%     June,  2001 (1)

                 (1) Represents the portion of the outstanding balance under a $200 million loan that is secured by real estate. As of March 31, 2000, this line of credit was collateralized by $114.8 million in investments in real estate. Also, an additional $18.0 million was borrowed and collateralized by $39.2 million in commercial mortgage loans.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

         In addition to payment and, in the case of the Company's secured indebtedness, collateralization requirements, the Company is subject to various other covenants in the agreements evidencing its indebtedness, including the maintenance of specified amounts of equity. At March 31, 2000, the Company was in compliance with all obligations under the agreements evidencing its indebtedness with respect to the Company's equity and that of its operating partnership's equity (see Note 2 to the Consolidated Financial Statements, which is incorporated herein by reference), as defined in the applicable agreement. In recent months, various lenders have agreed to decrease the amount of net worth required to satisfy the financial covenants in the applicable indebtedness agreements.

NOTE 13       11.5% REDEEMABLE NOTES AND BONDS-MATCH FUNDED AGREEMENTS

         In January, 2000, the Company repurchased in the open market $20.0 million of its $143.0 million outstanding 11 1/2% Redeemable Notes due 2005. This resulted in the Company realizing an extraordinary gain of $2.2 million, net of taxes, during the first quarter of 2000. At March 31, 2000, the outstanding par balance of the Redeemable Notes was $123.0 million. Interest expense on the Redeemable Notes during the three months ended March 31, 2000 was $4.0 million.

         The indenture under which the Redeemable Notes were issued (the "Indenture") prohibits the Company from incurring or issuing debt, other than certain permitted indebtedness ("Permitted Indebtedness"), if certain financial tests are not satisfied. One such test requires that the ratio of adjusted Funds from Operations ("FFO") to adjusted fixed charges for the previous four fiscal quarters exceeds 1.25 to 1.00. Given that adjusted FFO to adjusted fixed charges for the four quarters ended March 31, 2000 was 0.64, the Company does not expect this financial test to be satisfied for some time to come.

         The Indenture also prohibits the Company from making certain restricted payments, including dividends. As of March 31, 2000, the Company was not permitted to pay dividends under the Indenture and the Company does not expect that it will be able to pay dividends in the foreseeable future.

         At March 31, 2000 and December 31, 1999 bonds-match funded agreements amounted to $130.4 million and $141.5 million, respectively, and with a weighted average interest rate of 9.74% and 6.65%, respectively. Interest expense was $3.4 million for the three months ended March 31, 2000.

NOTE 14       BUSINESS SEGMENT REPORTING

           SFAS No. 131 requires public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise that (a) engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (c) for which discrete financial information is available. An operating segment may engage in business activities for which it has yet to earn revenues. The Company conducts a variety of business activities within the following segments:

                                                             Other       Real Estate
                                           Net Interest     Expenses       Income,     Net (Loss)         Total
                                              Income        (Income)         Net         Income           Assets
                                           -------------  -------------  ------------  -----------     -------------
AT OR FOR THE THREE MONTHS ENDED
 MARCH 31, 2000:
     Commercial real estate..............  $  (1,514,066) $     641,205  $  1,171,334  $  (610,041)    $ 273,235,480
     Commercial loans....................      1,216,809        474,267      (157,515)   2,039,093        97,258,564
     Domestic subprime single family
       residential lending...............      1,235,939        442,889            --      646,570       103,590,475
       Single family residential
         discount loans..................        849,211        158,393            --      420,184       102,727,388
      Corporate items and other..........        (80,774)    (2,450,168)           --    4,174,976        54,941,563
                                           -------------  -------------  ------------  -----------     -------------
                                           $   1,707,119  $    (733,414) $  1,013,819  $ 6,670,782     $ 631,753,470
                                           =============  =============  ============  ===========     =============

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

         The Company's real estate activities include acquisition of real estate properties held for investment and sale. The Company's commercial loans includes the origination of multi-family and commercial real estate loans and subordinate interests in commercial mortgage-backed securities. Domestic subprime single family residential lending includes the Company's acquisition and securitization of subordinate interests in residential mortgage-backed securities. Single family residential discount loans include asset acquisition and resolution of single family residential and the related real estate owned and the acquisition and securitization of single family residential loans to non-conforming borrowers. Corporate items and other consist primarily of individually insignificant business activities, amounts not allocated to the operating segments, transfer pricing mismatches, extraordinary gains, amortization of excess of net assets over purchase price, and other general corporate expenses.

         Interest income and expense have been allocated to each business segment for the investment of funds raised or funding of investments made taking into consideration the duration of such liabilities or assets. Allocations of non-interest expense generated by corporate support services were made to each business segment based upon management's estimate of time and effort spent in the respective activity. Income taxes are allocated to each business segment based on the Company's statutory tax rate. As such, the resulting amounts represent estimates of the contribution of each business activity to the Company.

         Prior to the acquisition of the Company by OCN, the Company did not operate in business segments. Accordingly, it is not practicable to present comparative segment data for the quarter ended March 31, 1999.

NOTE 15       COMMITMENTS AND CONTINGENCIES

         At March 31, 2000, the Company had $18.3 million in outstanding commitments to fund construction loans secured by multi-family and commercial properties. The following table details the amounts committed at such date.

                                                           March 31, 2000
                                                           --------------
                                                       (Dollars in Thousands)
              Multi-family............................      $    8,218
              Hotels..................................          10,077
                                                            ----------
                Total committed amount................      $   18,295
                                                            ==========

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

         On June 3, 1999, Walton Street Capital, L.L.C. ("Walton") filed suit against the Company and the Operating Partnership in the Circuit Court of Cook County, Illinois. Walton has alleged that the Company committed an anticipatory breach of contract with respect to the proposed sale by the Company of all of its interest in its commercial mortgage-backed securities portfolio to Walton. Walton has claimed damages in an amount in excess of $20 million. The Company believes this suit is without merit and continues to vigorously defend against the same. Discovery is ongoing.

         The Company is subject to various other pending legal proceedings. In management's opinion the resolution of these claims will not have a material effect on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction (H)(2)(a) of Form 10-Q, the following discussion has been reduced to a narrative analysis of the results of operation, including the reasons for changes in the amount of revenue and expense items during the first quarter of 2000 versus the first quarter of 1999.

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31, 1999

         GENERAL. The Company recorded net income of $6.7 million for the quarter ended March 31, 2000 as compared to a net loss of $0.8 million for the quarter ended March 31, 1999. The increase in net income was primarily due to a decline in the amount of impairment losses on securities of $0.06 million compared to losses of $8.3 million for the same period a year ago, a gain of $2.8 million on the sale of certain securities available for sale, and an extraordinary gain of $2.2 million on the repurchase of the 11 1/2 Redeemable Notes due 2005. The impairment losses for the three months ended March 31, 2000 were taken against residential subprime bonds, reflecting continuing market illiquidity for these instruments.

        INTEREST INCOME. Interest income decreased $9.8 million to $9.6 million for the quarter ended March 31, 2000 compared to $19.4 million for the comparable period in 1999. This decrease was primarily due to a reduction in interest income on the securities available for sale portfolio of $10.2 million, which resulted from lower average balances in the residential securities portfolio which resulted from the sale and securitization of some securities, offset in part by a $0.4 million increase in interest income from discount loans, which resulted from the purchase of OAIC Commercial Assets, Inc., a direct subsidiary of OCN for approximately $22.1 million.

        INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2000 decreased $2.0 million to $7.9 million as compared to $9.9 million for the same period a year ago. This decrease was primarily due to a reduction of $2.4 million in interest incurred from securities sold under agreements to repurchase, primarily due to the sale of securities. Interest expense does not include the expense associated with the borrowings secured by investments in real estate, which is included in the operations of the Company's real estate. See " -Real Estate Income (Expense), Net" below.

         NET INTEREST INCOME. Net interest income during the quarter ended March 31, 2000 decreased $7.5 million to $1.7 million from $9.2 million in the same period of 1999.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the quarter ended March 31, 2000 was $0.08 million, compared to $0.2 million for the same period 1999. This change reflects the Company's evaluation of current economic conditions, a credit review of loans, an analysis of specific loan situations and the size and composition of the commercial and multi-family loan portfolio.

         REAL ESTATE INCOME, NET. Real estate income, net increased $0.8 million to $1.0 million for the quarter ended March 31 2000, compared to $0.2 million for the same period in 1999. This increase was primarily due to a $0.7 million decrease in depreciation expense, which resulted from the reclassification of real estate properties to real estate held for sale. See Note 9 to the Consolidated Financial Statements, which is incorporated herein by reference.

         OTHER EXPENSES (INCOME). Other expenses (income) decreased $3.6 million during the quarter ended March 31, 2000 to income of $0.7 million from an expense of $2.9 million in the same period a year ago. This decrease was primarily due to the amortization of excess of net assets over purchase price for $2.8 million, which resulted from the acquisition of the Company by OCN and a decrease of $0.5 million in management fees due to lower Average Invested Assets balances. See Notes 1 and 2 to the Consolidated Financial Statements, which are incorporated herein by reference.

         NET GAINS (LOSSES) ON SECURITIES AND DERIVATIVES. Net gains (losses) on securities and derivatives increased $10.5 million to a gain of $3.0 million for the quarter ended March 31, 2000 over the same period a year ago. This increase was primarily due to a decrease of impairment losses on securities of $7.7 million compared to $8.3 million for the quarter ended March 31, 1999 and a gain of $2.8 million on the sale of certain securities available for sale. The impairment losses for the three months ended March 31, 2000 were taken against residential subprime bonds, reflecting continuing market illiquidity for these instruments.

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

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period(s) or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "encourage," "estimate," "expect," "foresee," "intend," "in the event of," "may," "plan," "present," "propose," "prospect," "update," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although the Company believes the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, international, national, regional or local economic environments (particularly in the market areas where the Company operates), government fiscal and monetary policies (particularly in the market areas where the Company operates), prevailing interest or currency exchange rates, effectiveness of interest rate, currency and other hedging strategies, laws and regulations affecting investment companies and real estate (including access for disabled persons and environmental compliance), uncertainty of foreign laws, competitive products, pricing and conditions (including from competitors that have significantly greater resources than the Company), credit, prepayment, basis, default, subordination and asset/liability risks, loan servicing effectiveness, course of negotiations and ability to reach agreement with respect to material terms of any particular transaction, satisfaction or fulfillment of agreed upon terms and conditions of closing or performance, timing of transaction closings, discontinuation of investment activities, availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, ability to repay or refinance indebtedness (at maturity or upon acceleration), to meet collateral calls by lenders (upon re-valuation of the underlying assets or otherwise) and to generate revenues sufficient to meet debt service payments and other operating expenses, size of, nature of and yields available with respect to the secondary market for mortgage loans and financial, securities and securitization markets in general, allowances for loan losses, geographic concentrations of assets (temporary or otherwise), timely leasing of unoccupied square footage (generally and upon lease expiration), changes in real estate conditions (including liquidity, valuation, revenues, rental rates, occupancy levels and competing properties), adequacy of insurance coverage in the event of a loss, known or unknown environmental conditions, external management, other factors generally understood to affect the real estate acquisition, mortgage and leasing markets and securities investments, and other risks detailed from time to time in the Company's reports and filings with the Commission, including its periodic reports on Forms 10-Q, 8-K, and 10-K and
Exhibit 99.2, Risk Factors, filed with the Company's 1999 Form 10-K. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)               Exhibits

              3.1      Amended and Restated Articles of Incorporation (1)

              3.2      Amended and Restated Bylaws (1)

              4.1      Form of Common Stock certificate (1)

              4.2 Form of Indenture between the Company and Norwest Bank Minnesota, National Association, as Trustee thereunder for the 11.5% Redeemable Notes due 2005 (2)

              10.1     First Amended and Restated Management Agreement (3)

              10.2 Third Amended and Restated Agreement of Limited Partnership of Ocwen Partnership L.P. (3)

              10.3 Loan Agreement, dated as of April 7, 1998, between OAIC Bush Street, LLC and Salomon Brothers Realty Corp. (4)

              10.4 Loan Agreement, dated as of April 24, 1998, between OAC and Greenwich Financial Products Inc. (3)

              10.5 Amended and Restated Loan Agreement, dated as of June 10, 1998, by and among, inter alia, OAIC California Partnership, L.P., OAIC California Partnership II, L.P., Salomon Brothers Realty Corp. and LaSalle National Bank
                       (3)

              10.6     Second Extension of Term  Agreement (1)

              10.7 Compensation and Indemnification Agreement, dated as of May 6, 1999, between the Company and the independent committee of the Board of Directors (5)

              10.8 First Amendment to Loan Agreement and Guaranty, dated as of July 9, 1999, made by and among OAIC Bush Street, LLC, Salomon Brothers Realty Corp, and Ocwen Partnership, L.P., and La Salle Bank National Association (5)

              10.9 Second Amendment to Guarantee of Payment, dated as of July 9, 1999, made by and between Salomon Brothers Realty Corp. and Ocwen Partnership, L.P. (5)

              10.10 Indemnity agreement, dated August 24, 1999, among OCN, and the Company's directors (5) 10.11 First Amendment to Agreement, dated March 30, 2000 between HCT and OAIC (filed herewith)

              27 Financial Data Schedule for the period ended March 31, 2000 (filed herewith)

              99.1     Investment Guidelines (2)

              99.2     Risk Factors (1)
================================================================================
              (1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

              (2) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-64047), as amended, as declared effective by the Commission on February 12, 1999.

              (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

              (4) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on April 23, 1998.

              (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(b)           Reports on Form 8-K filed during the quarter ended March 31, 2000:

              None.

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

          Date:     May 15, 2000