Form 10-Q
period 2000-06-30
OCWEN ASSET INVESTMENT CORP
filed 2000-08-14
CIK 1033643

==============================================================================


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2000
                                      OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
           For the transition period from: ___________to_____________

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

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

At July 31, 2000, there were 6,100 shares of common stock of the Registrant outstanding, all of which are owned indirectly by Ocwen Financial Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================
                         OCWEN ASSET INVESTMENT CORP.
                        SECOND QUARTER 2000 FORM 10-Q
                              TABLE OF CONTENTS


                                                                            PAGE

                        PART I - FINANCIAL INFORMATION


Item 1. Interim Consolidated Financial Statements (unaudited)................ 3

        Consolidated Statements of Financial Condition....................... 3

        Consolidated Statements of Operations................................ 4

        Consolidated Statements of Comprehensive Income (Loss)............... 5

        Consolidated Statements of Cash Flows................................ 6

        Consolidated Statements of Changes in Shareholders' Equity........... 7

        Notes to Consolidated Financial Statements........................... 8



Item 2. Management's Discussion and Analysis of Financial Condition and
         Operations..........................................................17




                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.....................................19

        Signatures...........................................................21

                             OCWEN ASSET INVESTMENT CORP.
              (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            June 30,       December 31,
                                                              2000            1999
                                                         -------------    -------------
ASSETS:
 Cash and amounts due from depository institutions ...   $   3,462,845    $   2,085,437
 Interest-bearing deposits ...........................      12,606,063       77,031,043
 Repurchase agreements ...............................      25,000,000               --
 Securities available for sale, at fair value ........      61,130,221      103,444,568
 Commercial and multi-family loan portfolio, net .....      74,996,394       59,519,840
 Residential loan portfolio, net .....................       2,092,078        2,417,647
 Match funded residential loans and securities,
   net ...............................................     131,084,424      157,793,868
 Discount loan portfolio, net ........................      13,067,687               --
 Investment in real estate partnerships ..............      11,606,504               --
 Investment in real estate, net ......................      49,347,142      252,604,156
 Real estate held for sale ...........................     195,240,924               --
 Principal and interest receivable ...................       2,901,477        2,646,732
 Notes receivable on sale of real estate..............      19,000,000               --
 Other assets ........................................      20,764,455       31,389,621
                                                         -------------    -------------
   Total assets ......................................   $ 622,300,214    $ 688,932,912
                                                         =============    =============

LIABILITIES:

 Securities sold under agreements to repurchase ......   $   1,341,141    $  28,301,141
 Obligations outstanding under lines of credit .......      33,093,063       17,997,393
 Obligations outstanding under lines of credit
   - secured by real estate ..........................     141,595,976      141,173,063
 11.5% Redeemable Notes due 2005 .....................     110,997,038      140,486,483
 Bonds - match funded agreements .....................     121,796,822      141,515,143
 Excess of net assets over purchase price ............      51,042,628       56,840,751
 Accrued expenses, payables and other
 liabilities .........................................      14,142,719       23,911,170
                                                         -------------    -------------
   Total liabilities .................................     474,009,387      550,225,144
                                                         -------------    -------------

Commitments and Contingencies (Note 14)

SHAREHOLDER'S EQUITY:
 Common Stock, $.01 par value; 10,000 shares
 authorized, 6,100 shares issued and outstanding .....              61               61
 Additional paid-in capital ..........................     135,857,923      135,857,923
 Retained earnings ...................................      18,109,793        3,542,683
 Accumulated other comprehensive income, net of taxes:
   Unrealized losses on securities available
    for sale .........................................      (5,470,681)        (713,326)
   Cumulative translation adjustment .................        (206,269)          20,427
    Total accumulated other comprehensive loss .......      (5,676,950)        (692,899)
                                                         -------------    -------------

    Total shareholder's equity .......................     148,290,827      138,707,768
                                                         -------------    -------------

                                                         $ 622,300,214    $ 688,932,912
                                                         =============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          OCWEN ASSET INVESTMENT CORP.
           (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Successor       Predecessor     Successor       Predecessor
                                                   ------------    ------------    ------------    ------------
                                                    For the Three Months Ended       For the Six Months Ended
                                                              June 30,                       June 30,
                                                   ----------------------------    ----------------------------
                                                       2000            1999            2000             1999
                                                   ------------    ------------    ------------    ------------
INTEREST INCOME:
  Interest bearing deposits ....................   $    420,028    $    326,219         889,595    $    820,823
  Repurchase agreements ........................        127,058              --         127,058              --
  Securities available for sale ................      3,654,557      12,063,542       7,113,716      25,702,059
  Commercial and multi-family loans ............      2,101,694       2,220,840       3,850,474       3,869,354
  Match funded residential loans and securities       2,951,497       3,000,208       6,262,754       6,327,351
  Residential loans ............................         18,003         132,153          67,667         277,551
  Discount loans ...............................        470,205         132,400       1,028,673         258,718
  Notes receivable .............................          5,278              --           5,278              --
                                                   ------------    ------------    ------------    ------------
                                                      9,748,320      17,875,362      19,345,215      37,255,856
                                                   ------------    ------------    ------------    ------------
INTEREST EXPENSE:
  Securities sold under agreements to repurchase         14,549       2,039,165         252,486       4,681,167
  Obligations outstanding under lines of credit         442,667         705,826         726,353       1,312,510
  11.5% Redeemable Notes due 2005 ..............      3,498,853       4,111,250       7,510,807       8,265,400
  Bonds-match funded agreements ................      2,790,079       2,252,778       6,146,278       4,776,380
                                                   ------------    ------------    ------------    ------------
                                                      6,746,148       9,109,019      14,635,924      19,035,457
                                                   ------------    ------------    ------------    ------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
LOSSES .........................................      3,002,172       8,766,343       4,709,291      18,220,399
  Provision for loan losses ....................        (57,576)        221,239          20,126         479,091
                                                   ------------    ------------    ------------    ------------
  NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES ...............................      3,059,748       8,545,104       4,689,165      17,741,308
                                                   ------------    ------------    ------------    ------------
REAL ESTATE-OPERATING INCOME:
  Rental income ................................      9,780,189       8,167,173      18,298,265      16,149,603
  Other ........................................         25,765          15,057          57,110          25,439
                                                   ------------    ------------    ------------    ------------
                                                      9,805,954       8,182,230      18,355,375      16,175,042
                                                   ------------    ------------    ------------    ------------
REAL ESTATE-OPERATING EXPENSES:
  Rental operation .............................      4,266,163       4,900,308       8,603,156       8,863,017
  Depreciation .................................        503,208       1,259,927         989,566       2,453,904
  Interest .....................................      2,958,537       2,695,211       5,670,788       5,352,537
                                                   ------------    ------------    ------------    ------------
                                                      7,727,908       8,855,446      15,263,510      16,669,458
                                                   ------------    ------------    ------------    ------------
REAL ESTATE INCOME (EXPENSE), NET ..............      2,078,046        (673,216)      3,091,865        (494,416)
                                                   ------------    ------------    ------------    ------------

OTHER EXPENSES (INCOME):
  Management fees ..............................      1,039,023       1,530,662       2,103,928       3,055,091
  Due diligence expenses .......................             --              --              --         122,745
  Amortization of excess net assets over
     purchase price ............................     (2,998,754)             --      (5,792,349)             --
  Other ........................................      1,295,074       2,393,481       2,290,350       3,603,790
                                                   ------------    ------------    ------------    ------------
                                                       (664,657)      3,924,143      (1,398,071)      6,781,626
                                                   ------------    ------------    ------------    ------------

GAINS (LOSSES) ON SECURITIES, DERIVATIVES AND
SALES OF REAL ESTATE HELD FOR SALE, NET ........      3,463,797     (23,906,787)      6,482,034     (31,362,420)
                                                   ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST      9,266,248     (19,959,042)     15,661,135     (20,897,154)
Income tax expense .............................      2,762,273              --       4,668,586              --

Minority interest in net loss of
consolidated subsidiary ........................             --       1,791,820              --       1,946,071
                                                   ------------    ------------    ------------    ------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS ...      6,503,975     (18,167,222)     10,992,549     (18,951,083)
                                                   ============    ============    ============    ============
   Extraordinary gain on repurchase of debt,
     net of taxes ..............................      1,392,354              --       3,574,561              --
                                                   ------------    ------------    ------------    ------------
  NET INCOME (LOSS) ............................   $  7,896,329    $(18,167,222)   $ 14,567,110    $(18,951,083)
                                                   ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          OCWEN ASSET INVESTMENT CORP.
           (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                         Successor      Predecessor     Successor      Predecessor
                                                                        ------------    ------------   ------------    ------------
                                                                        For the Three Months Ended      For the Six Months Ended
                                                                                  June 30,                     June 30,
                                                                        ----------------------------   ----------------------------
                                                                            2000           1999           2000            1999
                                                                        ------------    ------------   ------------    ------------
Net income (loss) ..................................................... $  7,896,329    $(18,167,222)  $ 14,567,110    $(18,951,083)
Other comprehensive income, net of taxes:
  Change in unrealized gain (loss) on securities available
    for sale arising during the period (net of taxes of $1,562,610 and
    $2,561,653 for the three and six months ended June 30,
    2000, respectively) ...............................................   (3,204,943)      5,570,535     (4,757,355)      5,327,577
  Unrealized foreign currency translation adjustment arising during the period (net of taxes of $110,595 and $122,067
    for the three and six months ended June 30, 2000,
    respectively ......................................................     (197,933)        201,521       (226,696)        444,554
  Reclassification adjustment for losses (gains) included in
  net income ..........................................................      302,955       6,969,565             --              --
                                                                        ------------    ------------   ------------    ------------
Other comprehensive loss ..............................................   (3,099,921)     12,741,621     (4,984,051)      5,772,131
                                                                        ------------    ------------   ------------    ------------
Comprehensive income (loss) ........................................... $  4,796,408    $  5,425,601   $  9,583,059    $(13,178,952)
                                                                        ============    ============   ============    ============


Disclosure of reclassification adjustment:
Unrealized holding gains (losses) arising during the period
on securities sold or impaired ........................................ $   (153,693)   $(16,937,222)  $ (2,004,701)   $(23,062,749)

  Add:  Adjustment for realized (gains) losses
    and impairment charges on securities
    available for sale included in net income (loss) ..................      456,648      23,906,787      2,004,701      23,062,749
                                                                        ------------    ------------   ------------    ------------
Reclassification adjustment for losses (gains)  included in
net income ............................................................ $    302,955    $  6,969,565   $         --    $         --
                                                                        ============    ============   ============    ============

                 The accompanying notes are an integral part of
                     these consolidated financial statements


                          OCWEN ASSET INVESTMENT CORP.
           (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Successor       Predecessor
                                                                     -------------    -------------
                                                                        For the Six Months Ended
                                                                               June 30,
                                                                     -------------------------------
                                                                          2000            1999
                                                                     -------------    -------------
Cash flows from operating activities:
     Net income (loss) ...........................................   $  14,567,110    $ (18,951,083)
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
       Premium amortization (discount accretion), net ............       8,863,779       13,389,650
       Depreciation ..............................................         989,566        2,453,904
       Amortization  of excess of net assets
        over purchase price ......................................      (5,792,349)              --
       Extraordinary gain on extinguishment of debt ..............      (5,092,693)              --
       Provision for loan losses .................................          20,126          479,091
       Net gains on sale of real estate held for sale ............      (3,897,375)              --
       Net (gains) losses on sales of securities and derivatives .      (2,584,659)      31,362,420
       (Increase) decrease in principal and interest receivable ..        (254,745)       3,123,111
       Decrease (increase) in other assets .......................      10,625,166       (3,283,257)
       (Decrease) increase in accrued expenses, payables,
         and other liabilities ...................................      (9,768,451)       1,615,528
       Minority interest in losses ...............................              --       (1,946,071)
                                                                     -------------    -------------
Net cash provided by operating activities ........................       7,274,140       28,243,293
                                                                     -------------    -------------

Cash flows from investing activities:
  Principal payments received on securities available for sale ...       9,497,000        9,998,074
  Principal payments received from loans .........................      29,358,539       43,586,358
  Purchase of  securities available for sale .....................      (9,948,000)              --
  Increase in repurchase agreements ..............................     (25,000,000)              --
  Proceeds from sale of securities ...............................      40,931,432       12,708,996
  Proceeds from sale of real estate ..............................       9,000,000               --
  Purchases of discount loans ....................................     (13,067,687)              --
  Purchases/originations of loans ................................     (14,892,924)     (14,002,510)
  Investment in real estate partnerships .........................     (11,606,504)              --
  Investment in real estate ......................................     (16,246,600)      (5,763,246)
                                                                     -------------    -------------
Net cash (used) provided by investing activities .................      (1,974,744)      46,527,672
                                                                     -------------    -------------
Cash flows from financing activities:
  Repurchase of notes ............................................     (29,880,000)              --
  Principal payments on bonds ....................................     (19,718,321)     (39,194,676)
  In securities sold under agreements to repurchase ..............     (26,960,000)     (64,764,776)
  (Decrease) increase in obligations outstanding under lines of
        credit ...................................................       8,438,049        7,741,437
                                                                     -------------    -------------
Net cash (used by)financing activities ...........................     (68,120,272)     (96,218,015)
                                                                     -------------    -------------

Net decrease in cash and cash equivalents ........................     (62,820,876)     (21,447,050)

Change in cumulative translation adjustment ......................        (226,696)         455,166

Cash and cash equivalents at beginning of period .................      79,116,480       53,365,205
                                                                     -------------    -------------
Cash and cash equivalents at end of period .......................   $  16,068,908    $  32,373,321
                                                                     =============    =============

Reconciliation of cash and cash equivalents at end of period:
  Cash and amounts due from depository institutions ..............   $   3,462,845    $   5,162,989
  Interest earning deposits ......................................      12,606,063       27,210,332
                                                                     -------------    -------------
     Total .......................................................   $  16,068,908    $  32,373,321
                                                                     =============    =============
Supplemental disclosure of cash flow information:
  Interest paid ..................................................   $  16,800,709    $  19,639,457
                                                                     =============    =============
Supplemental schedule of non-cash investing and financing
  activities:
  Exchange of note receivable for real estate held for sale ......   $  19,000,000    $          --
                                                                     =============    =============
  Reclassification of properties from investment in real estate
   to hold for sale ..............................................   $ 211,886,405    $          --
                                                                     =============    =============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                          OCWEN ASSET INVESTMENT CORP.
           (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                                                                   Accumulated
                                           Common Stock            Additional                         other
                                   -----------------------------     paid-in        Retained       comprehensive
                                      Shares           Amount        capital        earnings           loss              Total
                                   -------------   -------------   -------------   -------------   -------------    -------------
Balance at December 31, 1999 .....         6,100   $          61   $ 135,857,923   $   3,542,683   $    (692,899)   $ 138,707,768

Net income .......................            --              --              --      14,567,110              --       14,567,110

Change in unrealized loss on
 securities available for sale ...            --              --              --              --      (4,757,355)      (4,757,355)
Change in cumulative translation              --              --              --              --        (226,696)        (226,696)
                                   -------------   -------------   -------------   -------------   -------------    -------------
 Balance at June 30, 2000 ........         6,100   $          61   $ 135,857,923   $  18,109,793   $  (5,676,950)   $ 148,290,827
                                   =============   =============   =============   =============   =============    =============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


NOTE 1   ACQUISITION OF THE COMPANY

BASIS OF PRESENTATION

         On October 7, 1999, Ocwen Asset Investment Corp. was acquired by Ocwen Financial Corporation ("OCN"). On October 20, 1999, Ocwen Asset Investment Corp. merged (the "Subsequent Merger") into Small Commercial Properties Corporation I ("SCP"), a Florida corporation and an indirect wholly owned subsidiary of OCN. Immediately thereafter, SCP changed its name to Ocwen Asset Investment Corp. (hereinafter referred to as "OAC" or the "Company"). As a result of the Subsequent Merger, on October 20, 1999, the Company ceased to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended. A vertical line has been used to separate the post-acquisition consolidated financial statements of the Company from the pre-acquisition consolidated financial statements of the Company (the "Predecessor"). The effects of the acquisition resulted in a new basis of accounting reflecting fair values of assets and liabilities at that date. The consolidated financial statements of the Predecessor are presented at the Predecessor's historical cost.

NOTE 2   ORGANIZATION

         The Company's consolidated financial statements include the accounts of the Company and its subsidiaries. The Company directly owns two subsidiaries, Ocwen General, Inc. (the "General Partner") and Ocwen Limited, Inc. (the "Limited Partner"). The General Partner and the Limited Partner own 0.9% and 90.4%, respectively, of Ocwen Partnership, L.P. (the "Operating Partnership"). Additionally, the Company, the General Partner, the Limited Partner and the Operating Partnership have established a variety of wholly owned subsidiaries for operational purposes.

         The Company has a management agreement with Ocwen Capital Corporation ("OCC"), a wholly owned subsidiary of OCN, under which OCC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. For its services, OCC receives a quarterly base management fee and, if certain thresholds are met, an incentive fee. During the three months and six months ended June 30, 2000, OCC earned from the Company $1.0 million and $2.1 million in management fees, respectively.

         The Company also has servicing agreements with Ocwen Federal Bank FSB (the "Bank"), a wholly owned subsidiary of OCN, for the servicing of all of the Company's mortgage loans. In addition, the Bank in its capacity as servicer or special servicer receives fees from certain mortgage-backed securities in which the Company owns a subordinate or residual interest. During the three months and six months ended June 30, 2000, the Bank earned from the Company $0.8 million and $1.3 million in servicing fees, respectively.

NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of the Company and its subsidiaries follow U.S. generally accepted accounting principles ("GAAP"). The policies, which materially affect the determination of the Company's financial position, results of operations and cash flows, are summarized below.

         In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial condition at June 30, 2000 and December 31, 1999, the results of its operations for the three months and six months ended June 30, 2000 and 1999, its comprehensive income for the three months and six months ended June 30, 2000 and 1999, its cash flows for the six months ended June 30, 2000 and 1999, and its changes in stockholder's equity for the six months ended June 30, 2000. The results of operations and other data for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ended December 31, 2000. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PRINCIPLES OF CONSOLIDATION

         The Company's consolidated financial statements include the accounts of OAC and its subsidiaries as described in Note 2 above. All significant intercompany transactions and balances have been eliminated.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000

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

REPURCHASE AGREEMENTS AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Company enters into purchases of securities under agreements to resell (repurchase agreements) and sales of securities under agreements to repurchase. Interest is reported as interest income and interest expense, respectively. At June 30, 2000, repurchase agreements amounted to $25.0 million.

INVESTMENT IN REAL ESTATE PARTNERSHIPS

         The Company's investments in real estate partnerships are accounted for under the equity method of accounting. Under the equity method of accounting, an investment in the shares or other interests of an investee is recorded at cost of the shares or interests acquired and thereafter is periodically increased (decreased) by the investor's proportionate share of earnings (losses) of the investee and decreased by the dividends or distributions received by the investor from the investee.

REAL ESTATE HELD FOR SALE

         Real estate held for sale is reported at the lower of the carrying amount or fair value less cost to sell. Real estate is classified as held for sale when the Company has committed to a plan to sell the assets, and depreciation is discontinued. Gains and losses on the sale of real estate held for sale are included as a component of income.

SECURITIES AVAILABLE FOR SALE

         Effective June 30, 2000, the Company refined its methodology for estimating fair value of its securities portfolio at the end of each month. Fair value is estimated within a range based on third party dealer quotations, where available, and internal values, subject to an internal review process. Previously, fair value was generally based on the lower of dealer quotations or internal values, also subject to an internal review process.

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

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000

RECENT ACCOUNTING STANDARDS

         In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which amends FASB Statements No. 52 and 107, and supersedes FASB Statements No. 80, 105 and 119. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of SFAS No. 133 should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of SFAS No. 133 is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS No. 133. The Company has not yet determined the impact on its results of operations, financial position or cash flows as a result of implementing SFAS No. 133.

NOTE 4   RISK MANAGEMENT INSTRUMENTS

         The following table indicates the interest rate swaps outstanding at June 30, 2000, pursuant to which the Company receives payments from a counterparty based on a floating rate of interest equal to LIBOR and agrees to pay a fixed rate of interest to such party on a specified notional amount:

                 Notional    LIBOR                 Floating Rate at
     Maturity     Amount     Index    Fixed Rate     End of Period   Fair Value
     --------   ----------  -------   ----------   ----------------  ----------
                             (Dollars In Thousands)

       2003     $   86,000   1-month    5.75%            6.65        $   3,137
       2001         75,000   1-month    6.00             6.65              586
                ----------                                           ---------
                $  161,000                                           $   3,723
                ==========                                           =========

         At June 30, 2000, the Company had foreign currency futures contracts to hedge currency exposure in connection with its investment in residual interests backed by residential mortgage loans originated in the United Kingdom, which are held by a wholly-owned foreign subsidiary of the Company. Currency futures contracts are commitments to either purchase or sell foreign currency at a future date for a specified price. At June 30, 2000, the fair value of the British Pound futures contracts was $0.1 million. In addition, the Company entered into foreign currency futures contracts to hedge its Canadian dollar exposure in connection with its investment in the shopping center located in Halifax, Nova Scotia, which is held by a wholly owned foreign subsidiary of the Company. At June 30, 2000, the fair value of the Canadian Dollar futures contract was $0.1 million. Gains and losses on these foreign currency futures contracts are recorded in the Consolidated Statements of Financial Condition offsetting the item being hedged.

NOTE 5   SECURITIES AVAILABLE FOR SALE

         The following table sets forth the amortized cost, fair value and gross unrealized gains and losses of the Company's securities available for sale at the dates indicated.

JUNE 30, 2000                                                      Gross            Gross
                                                Amortized        Unrealized       Unrealized          Fair
                                                   Cost            Gains            Losses            Value
                                             ---------------   ---------------  ---------------   ---------------
                                                                    (Dollars in Thousands)
Mortgage-related securities:
   Single-family residential:
     Subprime residuals..................    $        52,053   $           585  $            --   $        52,638
     Subordinates........................              4,618               909               --             5,527
                                             ---------------   ---------------  ---------------   ---------------
                                                      56,671             1,494               --            58,165
                                             ---------------   ---------------  ---------------   ---------------
   Multi-family and commercial:
     Subordinates........................              2,965                --               --             2,965
                                             ---------------   ---------------  ---------------   ---------------
                                                       2,965                --               --             2,965
                                             ---------------   ---------------  ---------------   ---------------
Total securities available for sale          $        59,636   $         1,494  $            --   $        61,130
                                             ===============   ===============  ===============   ===============

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000

DECEMBER 31, 19999                                                 Gross            Gross
                                                Amortized        Unrealized       Unrealized          Fair
                                                   Cost            Gains            Losses            Value
                                             ---------------   ---------------  ---------------   ---------------
                                                                    (Dollars in Thousands)
Mortgage-related securities:
   Single-family residential:
     Subprime residuals..................    $        56,175                --  $           (27)  $        56,148
     Subordinates........................              5,882                --             (323)            5,559
                                             ---------------   ---------------  ----------------  ---------------
                                                      62,057                --             (350)           61,707
                                             ---------------   ---------------  ----------------  ---------------
   Multi-family and commercial:
     Subordinates........................             41,738                --               --            41,738
                                             ---------------   ---------------  ---------------   ---------------
                                                      41,738                --               --            41,738
                                             ---------------   ---------------  ---------------   ---------------
Total securities available for sale          $       103,795   $            --  $          (350)  $       103,445
                                             ===============   ===============  ================  ===============

         During the three months and six months ended June 30, 2000, the Company recorded impairment charges of $0.7 million and $0.8 million, respectively, against its portfolio of securities available for sale. The charges resulted from increases in projected prepayment speeds during the period and losses in excess of assumptions, which resulted in the shortening of the weighted average lives of certain individual securities in the portfolio. As a result, a determination was made to write down the recorded investment in those securities where the reduction in fair value was considered to be other than temporary.

         On June 26, 2000, the Company purchased at fair value from Investors Mortgage Insurance Holding Company, a wholly owned subsidiary of OCN, four residual securities in the amount of $9.9 million.

NOTE 6   LOAN PORTFOLIO

         The Company's loan portfolio consisted of the following at the dates indicated.


                                                      June 30,     December 31,
                                                       2000            1999
                                                   ------------    ------------
                                                      (Dollars in Thousands)
Single-family residential ...................      $      2,210    $      2,541
Multi-family residential ....................            44,270          34,830
Commercial real estate:
  Hotel .....................................            30,542          24,809
                                                   ------------    ------------
    Total loans .............................            77,022          62,180
Premium/(discount) ..........................               813             488
Allowance for loan losses ...................              (747)           (731)
                                                   ------------    ------------
  Loans, net ................................      $     77,088    $     61,937
                                                   ============    ============

         The following table represents a summary of the Company's non-performing loans (past due 90 days or more) at the dates indicated.


                                                       June 30,     December 31,
                                                         2000          1999
                                                     ------------   ------------
                                                        (Dollars in Thousands)
Single-family residential ...................        $      1,138   $        682
Multi-family ................................               3,016          3,005
                                                     ------------   ------------
                                                     $      4,154   $      3,687
                                                     ============   ============

         At June 30, 2000 and December 31, 1999, the Company had no investment in impaired loans as defined in accordance with SFAS No. 114, as amended by SFAS No. 118.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000

NOTE 7   MATCH FUNDED RESIDENTIAL LOANS AND SECURITIES, NET

         Match funded residential loans and securities is comprised of the following at the dates indicated.

                                                          June 30,     December 31,
                                                           2000           1999
                                                       -----------    -------------
                                                          (Dollars in Thousands)

Single family residential loans ..................     $     92,930   $    105,596
Allowance for loan losses ........................             (433)          (495)
                                                       ------------   ------------
        Match funded residential loans, net.......           92,497        105,101
Match funded securities ..........................           38,587         52,693
                                                       ------------   ------------
Balance at end of period .........................     $    131,084   $    157,794
                                                       ============   ============

         The following table represents a summary of the Company's non-performing loans (past due 90 days or more) at the dates indicated in the match funded loan portfolio.

                                              June 30, 2000    December 31, 1999
                                             --------------    -----------------
                                                  (Dollars in Thousands)
    Match funded loans...................     $       1,992      $      1,127
                                              =============      ============

         The following table sets forth the amortized cost, fair value and gross unrealized gains and losses of the Company's match funded securities at June 30, 2000.

                                                Gross       Gross
                                 Amortized    Unrealized  Unrealized     Fair
                                    Cost        Gains       Losses       Value
                                 ---------    ----------  ----------   ---------
                                              (Dollars in Thousands)

Match funded securities .......   $ 48,818    $    --      $(10,231)    $ 38,587
                                  ========    =========    ========     ========

         Bonds-match funded agreements were comprised of the following at the dates indicated:

                                                June 30, 2000  December 31, 1999
                                                -------------  -----------------
                                                    (Dollars in Thousands)

OAC Mortgage Residential Securities, Inc.....    $     86,118   $    100,968
Ocwen NIM Corp. .............................          35,679         40,547
                                                 ------------   ------------
                                                 $    121,797   $    141,515
                                                 ============   ============

NOTE 8   INVESTMENT IN REAL ESTATE PARTNERSHIPS

         During January 2000, the Company invested approximately $11.7 million in real estate partnerships. At June 30, 2000, the Company's investment in real estate partnerships consisted of interests in five limited partnerships operating as real estate ventures, consisting of multi-family type properties.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000

NOTE 9   REAL ESTATE HELD FOR SALE

         During the second quarter of 2000, the Company reclassified from investment in real estate to real estate held for sale two shopping centers, one located in each of Bradenton, Florida and Havre, Montana for $21.6 million and $1.5 million, respectively. At June 30, 2000, real estate held for sale also included three commercial office properties in San Francisco, California. The following table sets forth the Company's real estate held for sale:

                                                                June 30, 2000
                                                          (Dollars in Thousands)
                                                          ----------------------
    Office buildings......................................    $        169,742
    Building improvements.................................              15,686
    Tenant improvements and lease commissions.............               9,813
                                                              ----------------
                                                              $        195,241
                                                              ================

         On June 30, 2000, the Company sold its office building located at 690 Market Street in San Francisco, California for $28.0 million, less commissions and closing costs, for a net gain of $3.9 million. The net proceeds consisted of cash of approximately $7.1 million and a note receivable of $19.0 million

         During the second quarter of 2000, the Company entered into agreements to sell the three San Francisco properties located at 225 Bush Street, 450 Sansome Street, and 10 U.N. Plaza for aggregate proceeds of more than $210 million less closing costs and pro rations of certain contractual obligations that survive closing. Closing on 225 Bush Street and 450 Sansome Street is contingent upon satisfactory completion of the buyers due diligence, while due diligence on 10 United Nations Plaza has been completed. Each transaction is also subject to the fulfillment of certain conditions, including but not limited to delivery of clear title and receipt of required tenant estoppels. These closings are expected to occur during the third quarter of 2000.

NOTE 10  INVESTMENT IN REAL ESTATE

         The investment in real estate at June 30, 2000 was comprised of an office building in Jacksonville, Florida, and a shopping plaza located in Halifax, Nova Scotia. The following table sets forth the Company's investment in real estate for the dates indicated:

                                           June 30, 2000    December 31, 1999
                                           -------------    -----------------
                                                 (Dollars in Thousands)

Office buildings .......................... $     32,102     $    202,607
Retail ....................................        9,622           33,224
Building improvements .....................        8,472           17,590
Tenant improvements and lease commissions .          892            8,150
Furniture and fixtures ....................           47               44
                                            ------------     ------------
                                                  51,135          261,615

Accumulated depreciation and amortization .       (1,788)          (9,011)
                                            ------------     ------------
  Investment in real estate, net .......... $     49,347     $    252,604
                                            ============     ============

NOTE 11 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase were $1.3 million at June 30, 2000, compared to $28.3 million at December 31, 1999. These obligations are secured by certain of the Company's investments in subordinated interests in commercial mortgage-backed securities, residual interests in subprime residential loan securitizations and U.K. mortgage loan residual securities. On July 25, 2000, the Company paid this liability in full.

         Interest expense with respect to these obligations for the three months and six months ended June 30, 2000 was $0.01 million and $0.25 million, respectively.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit amounted to $33.1 million and $18.0 million at June 30, 2000 and December 31, 1999, respectively. These borrowings are pursuant to a three year agreement, which is collateralized by $62.8 million in commercial loans. No further draws are permitted under this line of credit. Interest expense was $0.4 million and $0.7 million for the three months and six months ended June 30, 2000, respectively.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT - REAL ESTATE. Obligations outstanding under lines of credit secured by real estate amounted to $141.6 million and $141.2 million at June 30, 2000 and December 31, 1999, respectively. These borrowings are pursuant to a three-year agreement. Interest expense during the three months and six months ended June 30, 2000 was $3.0 million and $5.7 million, respectively. Set forth below is information regarding the Company's indebtedness relating to its investment in real estate at June 30, 2000:

           Property               Principal Amount     Interest Rate   Maturity Date
--------------------------------  ----------------     -------------   --------------
                               (Dollars in Millions)

Bush Street Property............     $      75.0      LIBOR plus 1.75%   April, 2001
Other...........................     $      66.6      LIBOR plus 1.75%   June, 2001(1)

(1) As of June 30, 2000, this line of credit was collateralized by $110.1 million in investments in real estate. No further draws are permitted under this line of credit.

         In addition to payment and, in the case of the Company's secured indebtedness, collateralization requirements, the Company is subject to various other covenants in the agreements evidencing its indebtedness, including the maintenance of specified amounts of equity. At June 30, 2000, the Company was in compliance with all obligations under the agreements evidencing its indebtedness with respect to the Company's equity and that of its operating partnership's equity, as defined in the applicable agreement.

NOTE 12  11.5% REDEEMABLE NOTES AND BONDS-MATCH FUNDED AGREEMENTS

         In June 2000, the Company repurchased in the open market $9.9 million of its outstanding 11.5% Redeemable Notes due 2005. This resulted in the Company realizing an extraordinary gain of $1.4 million, net of taxes, during the second quarter of 2000. At June 30, 2000, the outstanding par balance of the Redeemable Notes was $113.1 million. Interest expense on the Redeemable Notes during the three months and six months ended June 30, 2000 was $3.5 million and $7.5 million, respectively.

         The indenture under which the Redeemable Notes were issued (the "Indenture") prohibits the Company from incurring or issuing debt, other than certain permitted indebtedness ("Permitted Indebtedness"), if certain financial tests are not satisfied. One such test requires that the ratio of adjusted Funds from Operations ("FFO") to adjusted fixed charges for the previous four fiscal quarters exceeds 1.25 to 1.00. FFO to adjusted fixed charges for the four quarters ended June 30, 2000 was 1.51 to 1.

         The Indenture also prohibits the Company from making certain restricted payments, including dividends. As of June 30, 2000, the Company was not permitted to pay dividends under the Indenture and the Company does not expect that it will be able to pay dividends in the foreseeable future.

         At June 30, 2000 and December 31, 1999 bonds-match funded agreements amounted to $121.8 million and $141.5 million, respectively. Interest expense was $2.8 million and $6.1 million for the three months and six months ended June 30, 2000, respectively.

NOTE 13  BUSINESS SEGMENT REPORTING

         SFAS No. 131 requires public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise that (a) engage in business activities from which they may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (c) for which discrete financial information is available. An operating segment may engage in business activities for which it has yet to earn revenues. The Company conducts a variety of business activities within the following segments:

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000

                                                    Other       Real Estate
                                  Net Interest     Expenses       Income,      Net (Loss)        Total
                                     Income        (Income)         Net          Income          Assets
                                  -----------    -----------    -----------   -------------    ------------
AT OR FOR THE THREE MONTHS ENDED
 JUNE 30, 2000:
Commercial real estate ........   $(9,486,804)   $(3,396,681)   $ 2,078,046   $   4,525,923    $247,894,518
Commercial loans ..............       401,855      1,733,545             --      (1,331,690)    132,160,771
Domestic subprime single family
  residential lending .........     1,100,253      1,226,256             --        (123,003)     92,278,523
Single family residential
  discount loans ..............     1,699,476        518,843             --       1,180,633     101,522,560
Corporate items and other .....       806,968     (2,837,497)            --       3,644,465      48,443,842
                                  -----------    -----------    -----------   -------------    ------------
                                  $ 3,059,748    $(2,758,534)   $ 2,078,046   $   7,896,329    $622,300,214
                                  ===========    ===========    ===========   =============    ============

AT OR FOR THE SIX MONTHS ENDED
 JUNE 30, 2000:

Commercial real estate ........   $(2,540,572)   $(3,364,589)   $ 3,091,865   $   3,915,882    $247,894,518
Commercial loans ..............     1,618,664        911,261             --         707,403     132,160,771
Domestic subprime single family
  residential lending .........     2,336,192      1,812,625             --         523,567      92,278,523
Single family residential
  discount loans ..............     2,548,687        947,870             --       1,600,817     101,522,560
Corporate items and other .....       726,194     (7,093,247)            --       7,819,441      48,443,842
                                  -----------    -----------    -----------   -------------    ------------
                                  $ 4,689,165    $(6,786,080)   $ 3,091,865   $  14,567,110    $622,300,214
                                  ===========    ===========    ===========   =============    ============

         Interest income and expense have been allocated to each business segment for the investment of funds raised or funding of investments made taking into consideration the duration of such liabilities or assets. Allocations of non-interest expense generated by corporate support services were made to each business segment based upon management's estimate of time and effort spent in the respective activity. Income taxes are allocated to each business segment based on the Company's statutory tax rate. As such, the resulting amounts represent estimates of the contribution of each business activity to the Company. Other Expenses (Income) also includes: gains (losses) on securities, derivatives and real estate held for sale, net; income tax expense; and extraordinary gains on repurchase of debt, net of taxes.

         Prior to the acquisition of the Company by OCN, the Company did not operate in business segments. Accordingly, it is not practicable to present comparative segment data for the periods ended June 30, 1999.


NOTE 14  COMMITMENTS AND CONTINGENCIES

         At June 30, 2000, the Company had $11.1 million in outstanding commitments to fund construction loans secured by multi-family and commercial properties. The following table details the amounts committed at such date.

                                                               June 30, 2000
                                                               -------------
                                                          (Dollars in Thousands)

        Multi-family....................................        $   3,717
        Hotels..........................................            7,424
                                                                ---------
          Total committed amount........................        $  11,141
                                                                =========

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000

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

         The Company is subject to various other pending legal proceedings. In management's opinion, the resolution of these other claims will not have a material effect on the consolidated financial statements.

ITEM 2. MANAGEMENT'T DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction (H)(2)(a) of Form 10-Q, the following discussion has been reduced to a narrative analysis of the results of operation, including the reasons for changes in the amount of revenue and expense items during the second quarter of 2000 versus the second quarter of 1999.

RESULTS OF OPERATIONS

         GENERAL. The Company recorded net income of $7.9 million for the quarter ended June 30, 2000 as compared to a net loss of $18.2 million for the quarter ended June 30, 1999. The increase in net income was primarily due to a decline in the amount of impairment losses on securities to $0.8 million, compared to losses of $23.9 million for the same period a year ago, a gain of $3.9 million on the sale of real estate (see Note 9 to the Consolidated Financial Statements, which is incorporated herein by reference), and an extraordinary gain of $1.4 million on the repurchase of the 11.5% Redeemable Notes due 2005. The impairment losses for the three months and six months ended June 30, 2000 were taken against residential subprime bonds, reflecting continuing market illiquidity for these instruments. Net income for the six months ended June 30, 2000 was $14.6 million, compared to a net loss of $18.9 million for the same period a year ago.

        INTEREST INCOME. Interest income decreased $8.2 million to $9.7 million for the quarter ended June 30, 2000, compared to $17.9 million for the comparable period in 1999. This decrease was primarily due to a reduction in interest income on the securities available for sale portfolio of $8.4 million, which resulted from lower average balances in the residential securities portfolio arising from the sale and securitization of some securities. Interest income for the six months ended June 30, 2000 was $19.3 million, compared to $37.3 million for the same period a year ago.

        INTEREST EXPENSE. Interest expense for the quarter ended June 30, 2000 decreased $2.4 million to $6.7 million as compared to $9.1 million for the same period a year ago. This decrease was primarily due to a reduction of $2.0 million in interest expense from securities sold under agreements to repurchase, primarily due to the sale of securities. Interest expense does not include the expense associated with the borrowings secured by investments in real estate, which is included in the operations of the Company's real estate. See " -Real Estate Income (Expense), Net" below. Interest expense for the six months ended June 30, 2000 was $14.6 million, compared to $19.0 million for the same period a year ago.

         NET INTEREST INCOME. Net interest income during the quarter ended June 30, 2000 decreased $5.4 million to $3.1 million from $8.5 million in the same period of 1999, as discussed above. Net interest income was $4.7 million for the six months ended June 30, 2000, compared to $17.7 million for the same period a year ago.

         PROVISION FOR LOAN LOSSES. The provision for loan losses, net of recoveries, for the quarter ended June 30, 2000 was $(0.06) million, compared to $0.2 million for the same period of 1999. This change reflects the Company's evaluation of current economic conditions, a credit review of loans, an analysis of specific loan situations and the size and composition of the commercial and multi-family loan portfolio.

         REAL ESTATE INCOME (EXPENSE), NET. Real estate income, net increased $2.8 million to $2.1 million for the quarter ended June 30 2000, compared to a loss of $0.7 million for the same period in 1999. This increase was primarily due to a $1.6 million increase in rental income, which resulted from higher occupancy and increased rental rates and the discontinuance of depreciation expense for real estate reclassified to held for sale. See Notes 9 and 10 to the Consolidated Financial Statements, which are incorporated herein by reference. Real estate income, net was $3.1 million for the six months ended June 30, 2000 compared to a net loss of $0.5 million for the same period a year ago.

         OTHER EXPENSES (INCOME). Other expenses (income) decreased $4.6 million during the quarter ended June 30, 2000 to income of $0.7 million from an expense of $3.9 million in the same period a year ago. This decrease was primarily due to the amortization of excess of net assets over purchase price for $3.0 million, which resulted from the acquisition of the Company by OCN and a decrease of $0.5 million in management fees due to lower Average Invested Assets balances. See Notes 1 and 2 to the Consolidated Financial Statements, which are incorporated herein by reference. Other expenses (income) of ($1.4) million for the six months ended June 30, 2000, compared to an expense of $6.8 million for the same period a year ago.

         GAINS (LOSSES) ON SECURITIES, DERIVATIVES AND SALE OF REAL ESTATE HELD FOR SALE, NET. Gains (losses) on securities, derivatives and sale of real estate held for sale, net increased $27.4 million to a gain of $23.9 million for the quarter ended June 30, 2000 over the same period a year ago. This increase was primarily due to a decrease of impairment losses on securities to $0.8 million compared to $23.9 million for the quarter ended June 30, 1999 and a gain of $3.9 million on the sale of real estate. The impairment losses for the three months and six months ended June 30, 2000 were taken against residential subprime bonds, reflecting continuing market illiquidity for these instruments.

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein are not, and certain statements contained in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period(s) or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "encourage," "estimate," "expect," "foresee," "intend," "in the event of," "may," "plan," "present," "propose," "prospect," "update," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although the Company believes the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, international, national, regional or local economic environments (particularly in the market areas where the Company operates), government fiscal and monetary policies (particularly in the market areas where the Company operates), prevailing interest or currency exchange rates, effectiveness of interest rate, currency and other hedging strategies, laws and regulations affecting investment companies and real estate (including access for disabled persons and environmental compliance), credit, prepayment, basis, default, subordination and asset/liability risks, loan servicing effectiveness, course of negotiations and ability to reach agreement with respect to material terms of any particular transaction, satisfaction or fulfillment of agreed upon terms and conditions of closing or performance, timing of transaction closings, discontinuation of investment activities, availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, ability to repay or refinance indebtedness (at maturity or upon acceleration), ability to meet collateral calls by lenders (upon re-valuation of the underlying assets or otherwise) and to generate revenues sufficient to meet debt service payments and other operating expenses, size of, nature of and yields available with respect to the secondary market for mortgage loans and financial, securities and securitization markets in general, allowances for loan losses, geographic concentrations of assets (temporary or otherwise), timely leasing of unoccupied square footage (generally and upon lease expiration), changes in real estate conditions (including liquidity, valuation, revenues, rental rates, occupancy levels and competing properties), adequacy of insurance coverage in the event of a loss, known or unknown environmental conditions, external management, other factors generally understood to affect the real estate acquisition, mortgage and leasing markets and securities investments, and other risks detailed from time to time in the Company's reports and filings with the Commission, including its periodic reports on Forms 10-Q, 8-K, and 10-K and Exhibit 99.2, Risk Factors, filed with the Company's 1999 Form 10-K. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  2.1 Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)

                  2.2 Agreement and plan of Merger and Reorganization dated as of October 19, 1999 between Ocwen Asset Investment Corp. and Small Commercial Properties Corporation I
                           (2)

                  3.1      Amended and Restated Articles of Incorporation (2)

                  3.2      Amended and Restated Bylaws (2)

                  4.1      Form of Common Stock certificate (2)

                  4.2 Form of Indenture between the Company and Norwest Bank Minnesota, National Association, as Trustee thereunder for the 11.5% Redeemable Notes due 2005
                           (3)

                 10.1      First Amended and Restated Management Agreement (4)

                 10.2 Loan Agreement, dated as of April 24, 1998, between OAC and Greenwich Financial Products Inc. (4)

                 10.3 Third Amended and Restated Agreement of Limited Partnership of Ocwen Partnership L.P., (5)

                 10.4 Amended and restated Loan Agreement, dated as of June 10, 1998, by and among, inter alia, OAIC California Partnership, L.P., OAIC California Partnership II, L.P., Salomon Brothers, Realty Corp. and LaSalle National Bank. (5)

                  10.5 Loan Agreement, dated as of April 7, 1998, between OAIC Bush Street, LLC and Salomon Brothers Realty Corp. (6)

                  10.6     Second Extension of Term Agreement (2)

                  10.7 Compensation and Indemnification Agreement, dated as of May 6, 1999, between the Company and the independent committee of the Board of Directors (7)
                           10.8 First Amendment to Loan Agreement and Guaranty, dated as of July 9, 1999, made by and among OAIC Bush Street, LLC, Salomon Brothers Realty Corp, Ocwen Partnership, L.P. and LaSalle Bank National Association (7) 10.9 Second Amendment to Guarantee of Payment, dated as of July 9, 1999, made by and between Salomon Brothers Realty Corp. and Ocwen Partnership, L.P. (7) 10.10 Indemnity Agreement, dated August 24, 1999, among OCN and the Company's directors (7) 10.11 First Amendment to Agreement, dated March 30, 2000 between HCT Investments, Inc. and OAIC Partnership I, L.P. (8)

                  27 Financial Data Schedule for the period ended June 30, 2000 (filed herewith)

                  99.1     Investment Guidelines (3)

                  99.2     Risk Factors (2)
================================================================================
                  (1) Incorporated by reference to Ocwen Financial Corporation's Current Report on Form 8-K filed with the Commission on July 26, 1999.
                  (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
                  (3) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-64047), as amended, as declared effective by the Commission on February 12, 1999.
                  (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.
                  (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.
                  (6) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on April 23, 1998.
                  (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999. (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

         (b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

                  None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      OCWEN ASSET INVESTMENT CORP.




       By:   /s/ Mark S. Zeidman
             -------------------------------------
             Mark S. Zeidman
             Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)



       Date:    August 14, 2000