Form 10-Q
period 2000-09-30
OCWEN ASSET INVESTMENT CORP
filed 2000-11-13
CIK 1033643

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from:  _______________to _______________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

At October 31, 2000, there were 6,100 shares of common stock of the Registrant outstanding, all of which are owned indirectly by Ocwen Financial Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================
                          OCWEN ASSET INVESTMENT CORP.

                          THIRD QUARTER 2000 FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
                         PART I - FINANCIAL INFORMATION


Item 1.   Interim Consolidated Financial Statements (unaudited).......    3

          Consolidated Statements of Financial Condition..............    3

          Consolidated Statements of Operations.......................    4

          Consolidated Statements of Comprehensive Income (Loss)......    5

          Consolidated Statements of Cash Flows.......................    6

          Consolidated Statements of Changes in Shareholders' Equity..    7

          Notes to Consolidated Financial Statements..................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17



                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K............................   19

          Signatures..................................................   21

                          OCWEN ASSET INVESTMENT CORP.
           (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                            September 30,    December 31,
                                                                 2000            1999
                                                            -------------   -------------
ASSETS:
   Cash and amounts due from depository institutions ....   $   3,716,121   $   2,085,437
   Interest-bearing deposits ............................      45,150,574      77,031,043
   Securities available for sale, at fair value .........              --     103,444,568
   Trading securities ...................................      98,695,185              --
   Commercial and multi-family loan portfolio, net ......      42,664,474      59,519,840
   Residential loan portfolio, net ......................          40,734       2,417,647
   Match funded residential loans and securities, net ...     123,900,063     157,793,868
   Discount loan portfolio, net .........................      13,095,653              --
   Investment in real estate partnerships ...............      11,474,973              --
   Investment in real estate, net .......................      50,796,644     252,604,156
   Real estate held for sale ............................     160,588,878              --
   Principal and interest receivable ....................       2,415,518       2,646,732
   Other assets .........................................      44,749,010      31,389,621
                                                            -------------   -------------
       Total assets .....................................   $ 597,287,827   $ 688,932,912
                                                            =============   =============

LIABILITIES:
   Securities sold under agreements to repurchase .......              --   $  28,301,141
   Obligations outstanding under lines of credit ........      29,054,768      17,997,393
   Obligations outstanding under lines of credit -
    secured by real estate ..............................     105,115,071     141,173,063
   11.5% Redeemable Notes due 2005 ......................      96,477,068     140,486,483
   Bonds - match funded agreements ......................     114,687,515     141,515,143
   Excess of net assets over purchase price .............      47,922,828      56,840,751
   Accrued expenses, payables and other liabilities .....      20,610,872      23,911,170
                                                            -------------   -------------
       Total liabilities ................................     413,868,122     550,225,144
                                                            -------------   -------------


Commitments and Contingencies (Note 14)

SHAREHOLDER'S EQUITY:
  Common Stock, $.01 par value; 10,000 shares authorized,
    6,100 shares issued and outstanding
                                                                       61              61
  Additional paid-in capital ............................     135,857,923     135,857,923
  Retained earnings .....................................      47,551,428       3,542,683
  Accumulated other comprehensive income, net of taxes:
    Unrealized losses on securities available for sale ..              --        (713,326)
    Cumulative translation adjustment ...................          10,293          20,427
                                                            -------------   -------------
       Total accumulated other comprehensive loss .......          10,293        (692,899)
                                                            -------------   -------------
       Total shareholder's equity .......................     183,419,705     138,707,768
                                                            -------------   -------------
                                                            $ 583,268,006   $ 688,932,912
                                                            =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          OCWEN ASSET INVESTMENT CORP.
           (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Successor      Predecessor      Successor      Predecessor
                                                          ------------    ------------    ------------    ------------
                                                          For the Three Months Ended       For the Nine Months Ended
                                                                  September 30,                   September 30,
                                                          ----------------------------    ----------------------------
                                                              2000            1999            2000            1999
                                                          ------------    ------------    ------------    ------------
INTEREST INCOME:
  Interest bearing deposits ...........................   $    296,877    $    207,516    $  1,186,472    $  1,028,339
  Repurchase agreements ...............................        482,618          80,648         609,676          80,648
  Securities available for sale .......................      2,956,998      10,206,148      10,070,714      35,908,207
  Commercial and multi-family loans ...................      3,199,094       2,381,253       7,049,568       6,250,607
  Match funded residential loans and securities .......      2,611,364       2,437,981       8,874,118       8,765,332
  Residential loans ...................................         86,811         114,251         154,478         391,802
  Discount loans ......................................        346,878         489,779       1,375,551         748,497
  Notes receivable ....................................         31,666              --          36,944              --
                                                          ------------    ------------    ------------    ------------
                                                            10,012,306      15,917,576      29,357,521      53,173,432
                                                          ------------    ------------    ------------    ------------
INTEREST EXPENSE:
  Securities sold under agreements to repurchase ......             --       1,473,096         224,052       6,154,263
  Securities sold short ...............................             --         251,891              --         251,891
  Obligations outstanding under lines of credit .......        699,078         785,199       1,425,431       2,097,709
  11.5% Redeemable Notes due 2005 .....................      3,252,590       4,111,250      10,763,397      12,376,650
  Bonds-match funded agreements .......................      2,948,351       2,103,660       9,094,629       6,880,040
                                                          ------------    ------------    ------------    ------------
                                                             6,900,019       8,725,096      21,507,509      27,760,553
                                                          ------------    ------------    ------------    ------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES ..      3,112,287       7,192,480       7,850,012      25,412,879
  Provision for loan losses ...........................       (311,522)        597,750        (291,396)      1,076,841
                                                          ------------    ------------    ------------    ------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .      3,423,809       6,594,730       8,141,408      24,336,038
                                                          ------------    ------------    ------------    ------------

REAL ESTATE-OPERATING INCOME:
  Rental income .......................................      7,929,051       8,244,755      26,227,316      24,394,358
  Other ...............................................         76,899          26,793         134,009          52,232
                                                          ------------    ------------    ------------    ------------
                                                             8,005,950       8,271,548      26,361,325      24,446,590
                                                          ------------    ------------    ------------    ------------

REAL ESTATE-OPERATING EXPENSES:
  Rental operation ....................................      3,401,651       4,294,104      12,004,807      13,157,121
  Depreciation ........................................        433,348       1,352,441       1,422,914       3,806,345
  Interest ............................................      3,259,461       2,796,180       8,930,249       8,148,717
                                                          ------------    ------------    ------------    ------------
                                                             7,094,460       8,442,725      22,357,970      25,112,183
                                                          ------------    ------------    ------------    ------------
REAL ESTATE INCOME (EXPENSE), NET .....................        911,490        (171,177)      4,003,355        (665,593)
                                                          ------------    ------------    ------------    ------------

OTHER (INCOME) EXPENSES:
  Management fees .....................................      1,004,733       1,415,407       3,108,661       4,470,498
  Due diligence expenses ..............................             --              --              --         122,745
  Amortization of excess net assets over purchase price     (2,995,176)             --      (8,787,525)             --
  Unrealized (gain) on match funded securities
  and trading securities ..............................    (15,442,793)             --     (15,442,793)             --
  (Gains) losses on securities available for sale,
   derivatives and real estate held for sale, net .....    (17,519,708)      4,219,906     (24,001,742)     35,582,326
  Other ...............................................        322,757       3,963,921       2,641,541       7,567,711
                                                          ------------    ------------    ------------    ------------
                                                           (34,630,187)      9,599,234     (42,481,858)     47,743,280
                                                          ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST ......     38,965,486      (3,175,681)     54,626,621     (24,072,835)
Income tax expense ....................................     11,615,611              --      16,284,197              --
Minority interest in net (loss) income of consolidated
    subsidiary ........................................             --        (150,146)             --       1,795,925
                                                          ------------    ------------    ------------    ------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ...........     27,349,875      (3,325,827)     38,342,424     (22,276,910)
                                                          ------------    ------------    ------------    ------------
   Extraordinary gain on repurchase of debt, ..........      2,091,760              --       5,666,321              --
                                                          ------------    ------------    ------------    ------------
   net of taxes
  NET INCOME (LOSS) ...................................   $ 29,441,635    $ (3,325,827)   $ 44,008,745    $(22,276,910)
                                                          ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          OCWEN ASSET INVESTMENT CORP.
           (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                     Successor     Predecessor       Successor     Predecessor
                                                                   ------------    ------------    ------------    ------------
                                                                    For the Three Months Ended       For the Nine Months Ended
                                                                           September 30,                   September 30,
                                                                   ----------------------------    ----------------------------
                                                                       2000            1999            2000            1999
                                                                   ------------    ------------    ------------    ------------
Net income (loss) ..............................................   $ 29,441,635    $ (3,325,827)   $ 44,008,745    $(22,276,910)
Other comprehensive income, net of taxes:
    Change in unrealized gain (loss) on securities available
    for sale arising during the period .........................             --     (17,958,103)             --     (13,679,407)
    Unrealized foreign currency translation adjustment arising during the period (net of taxes of  $(116,611) and $5,456)
    for the three and nine months ended September 30, 2000,
    respectively ...............................................        216,562        (735,818)        (10,134)       (280,652)
    Reclassification adjustment for (losses) gains
    included in net income .....................................      5,470,681      (2,157,387)        713,326      (1,108,505)
                                                                   ------------    ------------    ------------    ------------
Other comprehensive loss .......................................      5,687,243     (20,851,309)        703,192     (15,068,564)
                                                                   ------------    ------------    ------------    ------------
Comprehensive income (loss) ....................................   $ 35,128,878    $(24,177,136)   $ 44,711,937    $(37,345,474)
                                                                   ============    ============    ============    ============

Disclosure of reclassification adjustment:

Unrealized holding gains (losses) arising during the period on
securities sold or impaired ....................................   $ 16,485,794    $ (4,776,327)   $ 13,135,540    $(35,089,865)
    Add:  Adjustment for realized (gains) losses and
    impairment charges on securities available for sale
    included in net income (loss) ..............................    (11,015,113)      2,618,940     (12,422,214)     33,981,360
                                                                   ------------    ------------    ------------    ------------
Reclassification adjustment for losses (gains) included in net
income .........................................................   $  5,470,681    $ (2,157,387)   $    713,326    $ (1,108,505)
                                                                   ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          OCWEN ASSET INVESTMENT CORP.
           (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Successor       Predecessor
                                                                                     -------------    -------------
                                                                                       For the Nine Months Ended
                                                                                              September 30,
                                                                                     ------------------------------
                                                                                          2000             1999
                                                                                     -------------    -------------
Cash flows from operating activities:
       Net income (loss) .........................................................   $  44,008,745    $ (22,276,910)
       Adjustments to reconcile net income (loss) to net cash
             provided by operating activities:
           Premium amortization, net .............................................      10,405,309       25,520,705
           Depreciation ..........................................................       1,422,914        3,806,345
           Amortization of excess of net assets over purchase price ..............      (8,787,525)              --
           Extraordinary gain on extinguishment of debt ..........................      (8,072,832)              --
           Provision for loan losses .............................................        (291,396)       1,076,841
           Unrealized holding gains on securities reclassified as trading ........     (15,442,793)              --
           Net (gains) losses on sales of securities, derivatives, and real estate     (24,001,742)      35,582,326
           Decrease in principal and interest receivable .........................         231,214        4,632,499
           Increase in other assets ..............................................     (13,359,389)       (5,558,065)
           Decrease in accrued expenses, payables, and other liabilities .........      (3,300,298)      (1,175,406)
           Minority interest in losses ...........................................              --       (1,795,925)
                                                                                     -------------    -------------
Net cash (used) provided by operating activities .................................     (17,187,793)      39,812,410
                                                                                     -------------    -------------
Cash flows from investing activities:
    Principal payments received on securities available for sale .................      17,327,069       16,125,781
    Principal payments received from discount loans ..............................              --          138,300
    Principal payments received from loans .......................................      47,776,832       57,208,565
    Purchase of  securities available for sale ...................................     (27,932,620)              --
    Increase in repurchase agreements ............................................              --      (34,382,497)
    Proceeds from sale of securities .............................................      40,931,870       48,516,666
    Proceeds from sale of real estate ............................................      83,222,295               --
    Purchases of discount loans ..................................................     (13,095,653)              --
    Purchases/originations of loans ..............................................      (8,488,708)     (22,151,922)
    Investment in real estate partnerships .......................................     (11,474,973)              --
    Investment in real estate ....................................................     (18,129,450)     (11,612,818)
                                                                                     -------------    -------------
Net cash provided by investing activities ........................................     110,136,662       53,842,075
                                                                                     -------------    -------------
Cash flows from financing activities:
    Repurchase of 11.5% redeemable notes due 2005 ................................     (44,930,000)              --
    Principal payments on bonds - match funded agreements ........................     (24,956,762)     (50,329,125)
    Decrease in securities sold under agreements to repurchase ...................     (28,301,141)     (96,017,660)
    Increase in securities sold short ............................................              --       33,272,188
    (Decrease) increase in obligations outstanding under lines of credit .........     (25,000,617)       6,061,411
                                                                                     -------------    -------------
Net cash (used by) financing activities ..........................................    (123,188,520)    (107,013,186)
                                                                                     -------------    -------------
Net decrease in cash and cash equivalents ........................................     (30,239,651)     (13,358,701)
Change in cumulative translation adjustment ......................................         (10,134)        (280,652)
Cash and cash equivalents at beginning of period .................................      79,116,480       53,365,205
                                                                                     -------------    -------------
Cash and cash equivalents at end of period .......................................   $  48,866,695    $  39,725,852
                                                                                     =============    =============

Reconciliation of cash and cash equivalents at end of period:
    Cash and amounts due from depository institutions ............................   $   3,716,121    $   3,331,593
    Interest earning deposits ....................................................      45,150,574       36,394,259
                                                                                     -------------    -------------
       Total .....................................................................   $  48,866,695    $  39,725,852
                                                                                     =============    =============
Supplemental disclosure of cash flow information:
    Interest paid ................................................................      28,836,155       13,663,610
Supplemental schedule of non-cash investing and financing activities:
    Reclassification of properties from investment in real estate to real
        estate held for sale .....................................................   $ 218,514,083    $          --
    Transfer of securities available for sale to trading .........................   $  82,302,373    $          --

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          OCWEN ASSET INVESTMENT CORP.
           (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY


                                                                                                      Accumulated
                                            Common Stock               Additional                        other
                                     -----------------------------      paid-in         Retained     comprehensive
                                        Shares           Amount         capital         earnings     income (loss)        Total
                                     -------------   -------------   -------------   -------------   -------------    -------------
Balance at December 31, 1999 ......          6,100   $          61   $ 135,857,923   $   3,542,683   $    (692,899)   $ 138,707,768

Net income ........................             --              --              --      44,008,745              --       44,008,745

  Change in unrealized gains on
  securities available for sale....             --              --              --              --         713,326          713,326


 Change in cumulative translation .             --              --              --              --         (10,134)         (10,134)
                                     -------------   -------------   -------------   -------------   -------------    -------------

 Balance at September 30, 2000 ....          6,100   $          61   $ 135,857,923   $  47,551,428   $      10,293    $ 183,419,705
                                     =============   =============   =============   =============   =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000


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

         The Company has a management agreement with Ocwen Capital Corporation ("OCC"), a wholly owned subsidiary of OCN, under which OCC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. For its services, OCC receives a quarterly base management fee and, if certain thresholds are met, an incentive fee. During the three months and nine months ended September 30, 2000, OCC earned from the Company $1.0 million and $3.1 million in management fees, respectively.

         The Company also has servicing agreements with Ocwen Federal Bank FSB (the "Bank"), a wholly owned subsidiary of OCN, for the servicing of all of the Company's mortgage loans. In addition, the Bank in its capacity as servicer or special servicer receives fees from certain mortgage-backed securities in which the Company owns a subordinate or residual interest. During the three months and nine months ended September 30, 2000, the Bank earned from the Company $0.3 million and $1.6 million in servicing fees, respectively.


NOTE 3            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of the Company and its subsidiaries follow U.S. generally accepted accounting principles ("GAAP"). The policies, which materially affect the determination of the Company's financial position, results of operations and cash flows, are summarized below.

         In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial condition at September 30, 2000 and December 31, 1999, the results of its operations for the three months and nine months ended September 30, 2000 and 1999, its comprehensive income for the three months and nine months ended September 30, 2000 and 1999, its cash flows for the nine months ended September 30, 2000 and 1999, and its changes in stockholder's equity for the nine months ended September 30, 2000. The results of operations and other data for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ended December 31, 2000. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PRINCIPLES OF CONSOLIDATION

         The Company's consolidated financial statements include the accounts of OAC and its subsidiaries as described in Note 2 above. All significant intercompany transactions and balances have been eliminated.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000


USE OF ESTIMATES

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near or medium term relate to the valuation of trading and match funded securities and the determination of the allowance for loan losses on loans and discount loans.

RECLASSIFICATION

         Certain amounts included in the September 30, 1999 consolidated financial statements have been reclassified in order to conform to the September 30, 2000 presentation.

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

REAL ESTATE HELD FOR SALE

         Real estate held for sale is reported at the lower of the carrying amount or fair value less cost to sell. Real estate is classified as held for sale when the Company has committed to a plan to sell the assets, and depreciation is discontinued. Gains and losses on the sale of real estate held for sale are included as a component of other (income) expense.

SECURITIES

         Securities are reported on the statement of financial position at fair value. Fair value is determined within a range based on third party dealer quotations, where available and internal values, subject to an internal review process.

         On September 30, 2000 the Company changed its accounting policy for securities available-for-sale and match funded securities to account for these securities as trading. For these securities, changes in fair value are reported in income in the period of change. Previously, the Company accounted for its securities as available for sale, for which the unrealized gains and losses for these securities were reported as a separate component of accumulated other comprehensive income in shareholder's equity.

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

RECENT ACCOUNTING STANDARDS

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FAS 137 and 138 (collectively, "FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; accordingly, the Company is required to adopt FAS 133 on January 1, 2001.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000


         FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.

         o For fair-value hedging transactions in which the Company is hedging changes in fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value.

         o For cash-flow hedging transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item.

         o For hedge transactions of net investments in foreign operations, changes in fair value of the derivative instrument will be recorded in the cumulative translation adjustment account within equity.

         The ineffective portion of all hedges will be recognized in current period earnings.

         o For other derivative instruments used by the Company for risk management purposes which do not meet the hedge accounting criteria and, therefore, do not qualify for hedge accounting, these derivative instruments will be accounted for at fair value with changes in fair value recorded in the income statement. Had the Company adopted FAS 133 on October 1, 2000, the Company estimates that it would have recorded a net of tax, cumulative effect adjustment of $0.5 million (gain) in accumulated other comprehensive income to recognize at fair value all derivative instruments that would have been designated as cash-flow hedging instruments. At September 30, 2000 the Company did not have any designated fair value hedges.

         The Company estimates that the impact of adoption of FAS 133 on its hedges of net investments in foreign operations will not be material.


NOTE 4            RISK MANAGEMENT INSTRUMENTS

         The following table indicates the interest rate swaps outstanding at September 30, 2000, pursuant to which the Company receives payments from a counterparty based on a floating rate of interest equal to LIBOR and agrees to pay a fixed rate of interest to such party on a specified notional amount:

              Notional    LIBOR                  Floating Rate at
  Maturity     Amount     Index    Fixed Rate      End of Period    Fair Value
  --------     ------     -----    ----------      -------------    ----------
                             (Dollars in Thousands)

    2001       59,000    1-month     5.995             6.629           251


         At September 30, 2000, the Company had foreign currency futures contracts to hedge currency exposure in connection with its investment in residual interests backed by residential mortgage loans originated in the United Kingdom, which are held by a wholly-owned foreign subsidiary of the Company. Currency futures contracts are commitments to either purchase or sell foreign currency at a future date for a specified price. At September 30, 2000, the fair value of the British Pound futures contracts was $(0.4) million. In addition, the Company entered into foreign currency futures contracts to hedge its Canadian dollar exposure in connection with its investment in the shopping center located in Halifax, Nova Scotia, which is held by a wholly owned foreign subsidiary of the Company. At September 30, 2000, the fair value of the Canadian Dollar futures contract was $0.3 million. Gains and losses on these foreign currency futures contracts are recorded in the Consolidated Statements of Financial Condition offsetting the item being hedged.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000


NOTE 5            TRADING SECURITIES

         As discussed in Note 3 above, the Company changed its policy for securities available-for-sale and match funded securities to account for them as trading securities. The Company believes that this treatment more appropriately reflects the impact on its results of operations arising from changes in the value of these securities. In connection with this change, securities available for sale are now classified as trading securities. As a result, net unrealized gains as of September 30, 2000 of $15.4 million have been included in the statement of operations.

         During the third quarter, the Company purchased subordinate securities with a fair value of approximately $18.0 million from Investors Mortgage Insurance Company, a wholly-owned subsidiary of OCN. These securities are included in Trading Securities at September 30, 2000.


NOTE 6            LOAN PORTFOLIO

         The Company's loan portfolio consisted of the following at the dates indicated.

                                                September 30,   December 31,
                                                    2000            1999
                                                 -----------    -----------
                                                    (Dollars in Thousands)
    Single-family residential ..............     $        34    $     2,541
    Multi-family residential ...............           8,737         34,830
    Commercial real estate:
        Hotel ..............................          32,911         24,809
                                                 -----------    -----------
           Total loans .....................          41,682         62,180
    Premium/(discount) .....................           1,524            488
    Allowance for loan losses ..............            (501)          (731)
                                                 -----------    -----------
        Loans, net .........................     $    42,705    $    61,937
                                                 ===========    ===========

         The following table represents a summary of the Company's non-performing loans (past due 90 days or more) at the dates indicated.

                                                September 30,   December 31,
                                                    2000            1999
                                                 -----------    -----------
                                                    (Dollars in Thousands)
    Single-family residential...............     $        --    $       682
    Multi-family............................           3,037          3,005
                                                 -----------    -----------
                                                 $     3,037    $     3,687
                                                 ===========    ===========


         At September 30, 2000 and December 31, 1999, the Company had no investment in impaired loans as defined in accordance with SFAS No. 114, as amended by SFAS No. 118.

         During September 2000, the Bank, as servicer for the Company's commercial and multi-family loan portfolio (see Note 2 above), received net cash proceeds of approximately $28.6 million, which related to the partial payoff of one of the Company's commercial loans. These proceeds were remitted to the Company on October 4, 2000. The remaining principal balance of approximately $4.0 million was received by the Bank during October 2000 and is expected to be remitted to the Company in November 2000.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000


NOTE 7            MATCH FUNDED RESIDENTIAL LOANS AND SECURITIES, NET

         Match funded residential loans and securities is comprised of the following at the dates indicated.

                                                    September 30,   December 31,
                                                        2000            1999
                                                     -----------    -----------
                                                       (Dollars in Thousands)
    Single family residential loans ..............   $    87,721    $   105,596
    Allowance for loan losses ....................          (367)          (495)
                                                     -----------    -----------
            Match funded residential loans, net ..        87,354        105,101
     Match funded securities .....................        36,546         52,693
                                                     -----------    -----------
    Balance at end of period .....................   $   123,900    $   157,794
                                                     ===========    ===========

         The following table represents a summary of the Company's non-performing loans (past due 90 days or more) at the dates indicated in the match funded loan portfolio.

                                                    September 30,   December 31,
                                                        2000            1999
                                                     -----------    -----------
                                                       (Dollars in Thousands)
    Match funded loans............................   $       260    $     1,127
                                                     ===========    ===========

         Bonds-match funded agreements were comprised of the following at the dates indicated:

                                                    September 30,   December 31,
                                                        2000            1999
                                                     -----------    -----------
                                                       (Dollars in Thousands)
   OAC Mortgage Residential Securities, Inc.......   $    79,894    $   100,968
   Ocwen NIM Corp.................................        34,794         40,547
                                                     -----------    -----------
                                                     $   114,688    $   141,515
                                                     ===========    ===========


NOTE 8            INVESTMENT IN REAL ESTATE PARTNERSHIPS

         During January 2000, the Company invested approximately $11.5 million in real estate partnerships. At September 30, 2000, the Company's investment in real estate partnerships consisted of interests in five limited partnerships operating as real estate ventures, consisting of multi-family type properties.


NOTE 9            REAL ESTATE HELD FOR SALE

         At September 30, 2000, real estate held for sale included a commercial office property in San Francisco, California, and two shopping centers, one each located in (i) Bradenton, Florida; and (ii) Havre, Montana. The following table sets forth the Company's real estate held for sale:

                                                         September 30,
                                                             2000
                                                          -----------
                                                     (Dollars in Thousands)
    Office buildings..............................        $   135,301
    Building improvements.........................             15,339
    Tenant improvements and lease commissions.....              9,949
                                                          -----------
                                                          $   160,589
                                                          ===========

         On August 16, 2000, the Company sold its 10 United Nations Plaza property located in San Francisco for $15.5 million, less commissions and closing costs, for a pretax gain of $2.7 million. On September 21, 2000, the Company sold its 450 Sansome Street property located in San Francisco for $44.4 million, less commission and closing costs, for a pretax gain of $14.0 million.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000


         On November 1, 2000, the Company sold its remaining San Francisco property located at 225 Bush Street, for aggregate proceeds of approximately $143.5 million, less closing costs and pro rations of certain contractual obligations that survive closing, for cash proceeds, net of financings, of approximately $60.3 million and a gain of $0.1 million.


NOTE 10           INVESTMENT IN REAL ESTATE

         The investment in real estate at September 30, 2000 was comprised of an office building in Jacksonville, Florida, and a shopping plaza located in Halifax, Nova Scotia. The following table sets forth the Company's investment in real estate for the dates indicated:

                                                    September 30,   December 31,
                                                        2000           1999
                                                     -----------    -----------
                                                       (Dollars in Thousands)
    Office buildings .............................   $    32,108    $   202,607
    Retail .......................................         9,471         33,224
    Building improvements ........................        10,027         17,590
    Tenant improvements and lease commissions ....         1,192          8,150
    Furniture and fixtures .......................            52             44
                                                     -----------    -----------
                                                          52,850        261,615
    Accumulated depreciation and amortization ....        (2,053)        (9,011)
                                                     -----------    -----------
        Investment in real estate, net ...........   $    50,797    $   252,604
                                                     ===========    ===========


NOTE 11 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase were $28.3 million at December 31, 1999. These obligations were paid in full during the nine months ended September 30, 2000. Interest expense with respect to these obligations for the nine months ended September 30, 2000 was $0.2 million. There was no expense for the third quarter ended September 30, 2000.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit amounted to $29.1 million and $18.0 million at September 30, 2000 and December 31, 1999, respectively. These borrowings are pursuant to a three year agreement, which is collateralized by $15.2 million in commercial loans. No further draws are permitted under this line of credit. Interest expense was $0.7 million and $1.4 million for the three months and nine months ended September 30, 2000, respectively.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT - REAL ESTATE. Obligations outstanding under lines of credit secured by real estate amounted to $105.1 million and $141.2 million at September 30, 2000 and December 31, 1999, respectively. These borrowings are pursuant to a three-year agreement. Interest expense during the three months and nine months ended September 30, 2000 was $3.2 million and $8.9 million, respectively. Set forth below is information regarding the Company's indebtedness relating to its investment in real estate and real estate held for sale at September 30, 2000:

                               Principal
         Property               Amount      Interest Rate     Maturity Date
         --------               ------      -------------     -------------
                                     (Dollars in Millions)
   Bush Street Property....     $ 75.0    LIBOR plus 1.75%     April, 2001
   Other...................     $ 30.1    LIBOR plus 2.40%     June,  2001 (1)


         (1) As of September 30, 2000, this line of credit was collateralized by $53.4 million in investments in real estate. No further draws are permitted under this line of credit.

         In addition to payment and, in the case of the Company's secured indebtedness, collateralization requirements, the Company is subject to various other covenants in the agreements evidencing its indebtedness, including the maintenance of specified amounts of equity. At September 30, 2000, the Company was in compliance with all obligations under the agreements evidencing its indebtedness with respect to the Company's equity and that of its operating partnership's equity, as defined in the applicable agreement.

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000


NOTE 12           11.5% REDEEMABLE NOTES AND BONDS-MATCH FUNDED AGREEMENTS

         During the third quarter 2000, the Company repurchased in the open market $15.1 million of its outstanding 11.5% Redeemable Notes due 2005 ("Redeemable Notes"). This resulted in the Company realizing an extraordinary gain of $2.1 million, net of taxes. At September 30, 2000, the outstanding par balance of the Redeemable Notes was $98.1 million. Interest expense on the Redeemable Notes during the three months and nine months ended September 30, 2000 was $3.3 million and $10.8 million, respectively. In light of favorable market conditions, the Company continues to consider the additional repurchase of some or all of its Redeemable Notes.

         The indenture under which the Redeemable Notes were issued (the "Indenture") prohibits the Company from incurring or issuing debt, other than certain permitted indebtedness ("Permitted Indebtedness"), if certain financial tests are not satisfied. One such test requires that the ratio of adjusted Funds from Operations ("FFO") to adjusted fixed charges for the previous four fiscal quarters exceeds 1.25 to 1.00. FFO to adjusted fixed charges for the four quarters ended September 30, 2000 was 3.2 to 1.

         The Indenture also prohibits the Company from making certain restricted payments, including dividends. As of September 30, 2000, the Company was permitted to make restricted payments of approximately $2.5 million. The Company continues to consider the expenditure of that sum for any such restricted payments, including dividends.

         At September 30, 2000 and December 31, 1999 bonds-match funded agreements amounted to $114.7 million and $141.5 million, respectively. Interest expense was $2.9 million and $9.1 million for the three months and nine months ended September 30, 2000, respectively.


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

                                                                   Other
                                                Net Interest      Expenses      Real Estate     Net (Loss)       Total
                                                   Income         (Income)      Income, Net       Income         Assets
                                                ------------    ------------    ------------   ------------   ------------
AT OR FOR THE THREE MONTHS ENDED
 SEPTEMBER 30, 2000:
    Commercial real estate ..................   $ (1,007,107)   $(11,089,992)   $    911,490   $ 10,994,375   $204,253,293
    Commercial loans ........................      1,498,028         437,226              --      1,060,802    117,358,445
    Domestic subprime single family
        residential lending .................        687,286     (11,327,422)             --     12,014,708    110,993,533
    Single family residential discount loans       1,166,786       1,109,891              --         56,895    110,458,866
    Corporate items and other ...............        795,728      (4,519,126)             --      5,314,855     40,203,869
                                                ------------    ------------    ------------   ------------   ------------
                                                $  3,140,721    $(25,389,423)   $    911,490   $ 29,441,635   $583,268,006
                                                ============    ============    ============   ============   ============

AT OR FOR THE NINE MONTHS ENDED
 SEPTEMBER 30, 2000:

    Commercial real estate ..................   $ (3,440,631)   $(14,676,472)   $  4,003,355   $ 15,239,196   $204,253,293
    Commercial loans ........................      3,180,795       1,399,093              --      1,781,702    117,358,445
    Domestic subprime single family
        residential lending .................      3,023,478      (9,524,786)             --     12,548,264    110,993,533
    Single family residential discount loans       3,671,496       1,983,242              --      1,688,254    110,458,866
    Corporate items and other ...............      1,414,874     (11,336,454)             --     12,751,328     40,203,869
                                                ------------    ------------    ------------   ------------   ------------
                                                $  7,850,012    $(32,155,378)   $  4,003,355   $ 44,008,745   $583,268,006
                                                ============    ============    ============   ============   ============

OCWEN ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

         The Company's commercial real estate activities include acquisition of real estate properties held for investment and sale. The Company's commercial loan activities include the origination of multi-family and commercial real estate loans and the acquisition of subordinate interests in commercial mortgage-backed securities. Domestic subprime single family residential lending includes the Company's acquisition and securitization of residual interests in mortgage-backed securities collateralized by loans to non-conforming borrowers. Single family residential discount loan activities includes asset acquisition and resolution of single family residential mortgages and securitization of single family residential loans. Corporate items and other consists primarily of individually insignificant business activities, amounts not allocated to the operating segments, transfer pricing mismatches, extraordinary gains, amortization of excess of net assets over purchase price, and other general corporate expenses.

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

         Prior to the acquisition of the Company by OCN, the Company did not operate in business segments. Accordingly, it is not practicable to present comparative segment data for the periods ended September 30, 1999.


NOTE 14           COMMITMENTS AND CONTINGENCIES

         At September 30, 2000, the Company had $5.4 million in outstanding commitments to fund construction loans secured by multi-family and commercial properties. The following table details the amounts committed at such date.

                                                    September 30,
                                                        2000
                                                    -------------
                                                (Dollars in Thousands)
               Multi-family.......................    $     417
               Hotels.............................        4,955
                                                      ---------
                   Total committed amount.........    $   5,372
                                                      =========

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

         On June 3, 1999, Walton Street Capital, L.L.C. ("Walton") filed suit against the Company and the Operating Partnership in the Circuit Court of Cook County, Illinois. Walton has alleged that the Company committed an anticipatory breach of contract with respect to the proposed sale by the Company of all of its interest in its commercial mortgage-backed securities portfolio to Walton. Walton has claimed damages in an amount in excess of $20 million. As of October 20, 2000, Walton, the Company and the Operating Partnership have filed Motions for Summary Judgment. The Company believes this suit is without merit and continues to vigorously defend against the same. Discovery has been suspended pending the adjudication of the motions.

         The Company is subject to various other pending legal proceedings. In management's opinion, the resolution of these other claims will not have a material effect on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction (H)(2)(a) of Form 10-Q, the following discussion has been reduced to a narrative analysis of the results of operation, including the reasons for changes in the amount of revenue and expense items during the third quarter of 2000 versus the third quarter of 1999.

RESULTS OF OPERATIONS

         GENERAL. The Company recorded net income of $29.4 million for the quarter ended September 30, 2000 as compared to a net loss of $3.3 million for the quarter ended September 30, 1999. The increase in net income was primarily due to an unrealized gain on securities reclassified as trading of $15.4 million, gains of $17.5 million on the sale of real estate held for sale (see Notes 3, 5 and 9 to the Consolidated Financial Statements, which are incorporated herein by reference), an extraordinary gain of $2.1 million on the repurchase of the 11.5% Redeemable Notes due 2005, and $3.0 million amortization of net assets over purchase price. Net income for the nine months ended September 30, 2000 was $44.0 million, compared to a net loss of $22.3 million for the same period a year ago.

         INTEREST INCOME. Interest income decreased $5.9 million to $10.0 million for the quarter ended September 30, 2000, compared to $15.9 million for the comparable period in 1999. This decrease was primarily due to a reduction in interest income on the securities available for sale portfolio of $7.2 million, which resulted from lower average balances in the residential securities portfolio arising from the sale of some securities in the fourth quarter of 1999 and the continuing amortization and prepayment of the underlying loans. Interest income for the nine months ended September 30, 2000 was $29.4 million, compared to $53.2 million for the same period a year ago.

         INTEREST EXPENSE. Interest expense for the quarter ended September 30, 2000 decreased $1.8 million to $6.9 million as compared to $8.7 million for the same period a year ago. This decrease was primarily due to a reduction of $1.5 million in interest expense from securities sold under agreements to repurchase, primarily due to the sale of securities. Interest expense does not include the expense associated with the borrowings secured by investments in real estate, which is included in the operations of the Company's real estate. See " -Real Estate Income (Expense), Net" below. Interest expense for the nine months ended September 30, 2000 was $21.5 million, compared to $27.8 million for the same period a year ago.

         NET INTEREST INCOME. Net interest income before provision for loan losses during the quarter ended September 30, 2000 decreased $4.1 million to $3.1 million from $7.2 million in the same period of 1999, as discussed above. Net interest income was $7.9 million for the nine months ended September 30, 2000, compared to $25.4 million for the same period a year ago.

         PROVISION FOR LOAN LOSSES. The provision for loan losses, net of recoveries, for the quarter ended September 30, 2000 was $(0.03) million, compared to $0.6 million for the same period of 1999. This change reflects the Company's evaluation of current economic conditions, a credit review of loans, an analysis of specific loan situations and the size and composition of the commercial and multi-family loan portfolios.

         REAL ESTATE INCOME (EXPENSE), NET. Real estate income, net increased $1.1 million to $0.9 million for the quarter ended September 30, 2000, compared to a loss of $0.2 million for the same period in 1999. This increase was primarily due to a $0.3 million increase in rental income, which resulted from higher occupancy and increased rental rates, and the discontinuance of depreciation expense for real estate reclassified to held for sale. See Notes 9 and 10 to the Consolidated Financial Statements, which are incorporated herein by reference. Real estate income, net was $4.0 million for the nine months ended September 30, 2000 compared to a net loss of $0.7 million for the same period a year ago.

         OTHER (INCOME) EXPENSES. Other (income) expenses increased $44.2 million for the quarter ended September 30, 2000 to income of $34.6 million from an expense of $9.6 million in the same period a year ago. This increase was primarily due to the amortization of excess of net assets over purchase price for $3.0 million, which resulted from the acquisition of the Company by OCN; a decrease of $0.4 million in management fees due to lower Average Invested Assets balances (See Notes 1 and 2 to the Consolidated Financial Statements, which are incorporated herein by reference); (gains) losses on securities, derivatives and sale of real estate held for sale, net increased $21.7 million to a gain of $17.5 million for the quarter ended September 30, 2000, of which (i) $16.7 million relates to the sale of real estate, and (ii) $0.8 million relates to the sale of interest rate swaps with notional amounts of $75.0 million due 2001 and $27.0 million due 2003. Other expenses (income) was $(42.5) million for the nine months ended September 30, 2000, compared to an expense of $47.7 million for the same period a year ago.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein are not, and certain statements contained in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period(s) or by the use of forward-looking terminology such as "believe," "commitment," "consider," "continue," "could," "estimate," "expect," "foresee," "in the event of," "may," "plan," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although the Company believes the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, international, national, regional or local economic environments (particularly in the market areas where the Company operates), government fiscal and monetary policies (particularly in the market areas where the Company operates), prevailing interest or currency exchange rates, effectiveness of interest rate, currency and other hedging strategies, laws and regulations affecting investment companies and real estate (including access for disabled persons and environmental compliance), credit, prepayment, basis, default, subordination and asset/liability risks, loan servicing effectiveness, course of negotiations and ability to reach agreement with respect to material terms of any particular transaction, satisfaction or fulfillment of agreed upon terms and conditions of closing or performance, timing of transaction closings, discontinuation of investment activities, availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, ability to repay or refinance indebtedness (at maturity or upon acceleration), ability to meet collateral calls by lenders (upon re-valuation of the underlying assets or otherwise) and to generate revenues sufficient to meet debt service payments and other operating expenses, size of, nature of and yields available with respect to the secondary market for mortgage loans and financial, securities and securitization markets in general, allowances for loan losses, geographic concentrations of assets (temporary or otherwise), timely leasing of unoccupied square footage (generally and upon lease expiration), changes in real estate conditions (including liquidity, valuation, revenues, rental rates, occupancy levels and competing properties), adequacy of insurance coverage in the event of a loss, known or unknown environmental conditions, external management, other factors generally understood to affect the real estate acquisition, mortgage and leasing markets and securities investments, and other risks detailed from time to time in the Company's reports and filings with the Commission, including its periodic reports on Forms 10-Q, 8-K, and 10-K and Exhibit 99.2, Risk Factors, filed with the Company's 1999 Form 10-K. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

               10.11 First Amendment to Agreement, dated March 30, 2000 between HCT Investments, Inc. and OAIC Partnership I, L.P. (8)

               10.12 225 Bush Street Agreement of Purchase and sale dated July 19, 2000, made by and among OAIC Bush Street, LLC, Flynn Land Company, Inc. and GEM Investors, Inc. and amendments one, two, and three thereto (filed herewith)

               27 Financial Data Schedule for the period ended September 30, 2000 (filed herewith)

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

         (b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

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


               Date:   November 9, 2000