Form 10-Q/A
period 2000-09-30
OCWEN ASSET INVESTMENT CORP
filed 2000-11-13
CIK 1033643

================================================================================


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


Commitments and Contingencies (Note 14)


SHAREHOLDER'S EQUITY:
  Common Stock, $.01 par value; 10,000 shares authorized,
    6,100 shares issued and outstanding
                                                                       61              61
  Additional paid-in capital ............................     135,857,923     135,857,923
  Retained earnings .....................................      47,551,428       3,542,683
  Accumulated other comprehensive income, net of taxes:
    Unrealized losses on securities available for sale ..              --        (713,326)
    Cumulative translation adjustment ...................          10,293          20,427
                                                            -------------   -------------
       Total accumulated other comprehensive loss .......          10,293        (692,899)
                                                            -------------   -------------
       Total shareholder's equity .......................     183,419,705     138,707,768
                                                            -------------   -------------
                                                            $ 597,287,827   $ 688,932,912
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

                          OCWEN ASSET INVESTMENT CORP.
           (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                     Successor     Predecessor       Successor     Predecessor
                                                                   ------------    ------------    ------------    ------------
                                                                    For the Three Months Ended       For the Nine Months Ended
                                                                           September 30,                   September 30,
                                                                   ----------------------------    ----------------------------
                                                                       2000            1999            2000            1999
                                                                   ------------    ------------    ------------    ------------

Net income (loss) ..............................................   $ 29,441,635    $ (3,325,827)   $ 44,008,745    $(22,276,910)
Other comprehensive income, net of taxes:
    Change in unrealized gain (loss) on securities available
    for sale arising during the period .........................             --     (17,958,104)             --     (13,679,407)
    Unrealized foreign currency translation adjustment arising during the period (net of taxes of  $(116,611) and $5,456)
    for the three and nine months ended September 30, 2000,
    respectively ...............................................        216,562        (735,818)        (10,134)       (280,652)
    Reclassification adjustment for (losses) gains
    included in net income .....................................      5,470,681      (2,157,387)        713,326      (1,108,505)
                                                                   ------------    ------------    ------------    ------------
Other comprehensive loss .......................................      5,687,243     (20,851,309)        703,192     (15,068,564)
                                                                   ------------    ------------    ------------    ------------
Comprehensive income (loss) ....................................   $ 35,128,878    $(24,177,136)   $ 44,711,937    $(37,345,474)
                                                                   ============    ============    ============    ============


Disclosure of reclassification adjustment:

Unrealized holding gains (losses) arising during the period on
securities sold or impaired ....................................   $ 16,485,794    $ (4,776,327)   $ 13,135,540    $(35,089,865)
    Add:  Adjustment for realized (gains) losses and
    impairment charges on securities available for sale
    included in net income (loss) ..............................    (11,015,113)      2,618,940     (12,422,214)     33,981,360
                                                                   ------------    ------------    ------------    ------------
Reclassification adjustment for losses (gains) included in net
income .........................................................   $  5,470,681    $ (2,157,387)   $    713,326    $ (1,108,505)
                                                                   ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          OCWEN ASSET INVESTMENT CORP.
           (A WHOLLY OWNED SUBSIDIARY OF OCWEN FINANCIAL CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Successor       Predecessor
                                                                                     -------------    -------------
                                                                                       For the Nine Months Ended
                                                                                              September 30,
                                                                                     ------------------------------
                                                                                          2000             1999
                                                                                     -------------    -------------
Cash flows from operating activities:
       Net income (loss) .........................................................   $  44,008,745    $ (22,276,910)
       Adjustments to reconcile net income (loss) to net cash
             provided by operating activities:
           Premium amortization, net .............................................      10,405,309       25,520,705
           Depreciation ..........................................................       1,422,914        3,806,345
           Amortization of excess of net assets over purchase price ..............      (8,787,525)              --
           Extraordinary gain on extinguishment of debt ..........................      (8,072,832)              --
           Provision for loan losses .............................................        (291,396)       1,076,841
           Unrealized holding gains on securities reclassified as trading ........     (15,442,793)              --
           Net (gains) losses on sales of securities, derivatives, and real estate     (24,001,742)      35,582,326
           Decrease in principal and interest receivable .........................         231,214        4,632,499
           Increase in other assets ..............................................     (13,359,389)       (5,558,065)
           Decrease in accrued expenses, payables, and other liabilities .........      (3,300,298)      (1,175,406)
           Minority interest in losses ...........................................              --       (1,795,925)
                                                                                     -------------    -------------
Net cash (used) provided by operating activities .................................     (17,187,793)      39,812,410
                                                                                     -------------    -------------
Cash flows from investing activities:
    Principal payments received on securities available for sale .................      17,327,069       16,125,781
    Principal payments received from discount loans ..............................              --          138,300
    Principal payments received from loans .......................................      47,776,832       57,208,565
    Purchase of  securities available for sale ...................................     (27,932,620)              --
    Increase in repurchase agreements ............................................              --      (34,382,497)
    Proceeds from sale of securities .............................................      40,931,870       48,516,666
    Proceeds from sale of real estate ............................................      83,222,295               --
    Purchases of discount loans ..................................................     (13,095,653)              --
    Purchases/originations of loans ..............................................      (8,488,708)     (22,151,922)
    Investment in real estate partnerships .......................................     (11,474,973)              --
    Investment in real estate ....................................................     (18,129,450)     (11,612,818)
                                                                                     -------------    -------------
Net cash provided by investing activities ........................................     110,136,662       53,842,075
                                                                                     -------------    -------------
Cash flows from financing activities:
    Repurchase of 11.5% redeemable notes due 2005 ................................     (44,930,000)              --
    Principal payments on bonds - match funded agreements ........................     (24,956,762)     (50,329,125)
    Decrease in securities sold under agreements to repurchase ...................     (28,301,141)     (96,017,660)
    Increase in securities sold short ............................................              --       33,272,188
    (Decrease) increase in obligations outstanding under lines of credit .........     (25,000,617)       6,061,411
                                                                                     -------------    -------------
Net cash (used by) financing activities ..........................................    (123,188,520)    (107,013,186)
                                                                                     -------------    -------------
Net decrease in cash and cash equivalents ........................................     (30,239,651)     (13,358,701)
Change in cumulative translation adjustment ......................................         (10,134)        (280,652)
Cash and cash equivalents at beginning of period .................................      79,116,480       53,365,205
                                                                                     -------------    -------------
Cash and cash equivalents at end of period .......................................   $  48,866,695    $  39,725,852
                                                                                     =============    =============

Reconciliation of cash and cash equivalents at end of period:
    Cash and amounts due from depository institutions ............................   $   3,716,121    $   3,331,593
    Interest earning deposits ....................................................      45,150,574       36,394,259
                                                                                     -------------    -------------
       Total .....................................................................   $  48,866,695    $  39,725,852
                                                                                     =============    =============
Supplemental disclosure of cash flow information:
    Interest paid ................................................................      28,836,155       13,663,610
Supplemental schedule of non-cash investing and financing activities:
    Reclassification of properties from investment in real estate to real
        estate held for sale .....................................................   $ 218,514,083    $          --
    Transfer of securities available for sale to trading .........................   $  98,695,185    $          --

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

                                                                   Other
                                                Net Interest      Expenses      Real Estate     Net (Loss)       Total
                                                   Income         (Income)      Income, Net       Income         Assets
                                                ------------    ------------    ------------   ------------   ------------
AT OR FOR THE THREE MONTHS ENDED
 SEPTEMBER 30, 2000:

    Commercial real estate ..................   $ (1,007,107)   $(11,089,992)   $    911,490   $ 10,994,375   $204,253,293
    Commercial loans ........................      1,498,028         437,226              --      1,060,802    117,358,445
    Domestic subprime single family
        residential lending .................        687,286     (11,327,422)             --     12,014,708    110,993,533
    Single family residential discount loans       1,166,786       1,109,891              --         56,895    110,458,866
    Corporate items and other ...............        795,728      (4,519,126)             --      5,314,854     54,223,690
                                                ------------    ------------    ------------   ------------   ------------
                                                $  3,140,721    $(25,389,423)   $    911,490   $ 29,441,634   $597,287,827
                                                ============    ============    ============   ============   ============


AT OR FOR THE NINE MONTHS ENDED
 SEPTEMBER 30, 2000:


    Commercial real estate ..................   $ (3,440,631)   $(14,676,472)   $  4,003,355   $ 15,239,196   $204,253,293
    Commercial loans ........................      3,180,795       1,399,093              --      1,781,702    117,358,445
    Domestic subprime single family
        residential lending .................      3,023,478      (9,524,786)             --     12,548,264    110,993,533
    Single family residential discount loans       3,671,496       1,983,242              --      1,688,254    110,458,866
    Corporate items and other ...............      1,414,874     (11,336,454)             --     12,751,328     54,223,690
                                                ------------    ------------    ------------   ------------   ------------
                                                $  7,850,012    $(32,155,377)   $  4,003,355   $ 44,008,744   $597,287,827
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

               10.11 First Amendment to Agreement, dated March 30, 2000 between HCT Investments, Inc. and OAIC Partnership I, L.P. (8)


               10.12 225 Bush Street Agreement of Purchase and sale dated July 19, 2000, made by and among OAIC Bush Street, LLC, Flynn Land Company, Inc. and GEM Investors, Inc. and amendments one, two, and three thereto (9)

               27 Financial Data Schedule for the period ended September 30, 2000 (filed herewith) (9)


               99.1   Investment Guidelines (3)

               99.2   Risk Factors (2)

================================================================================
               (1) Incorporated by reference to Ocwen Financial Corporation's Current Report on Form 8-K filed with the Commission on July 26, 1999.
               (2)    Incorporated by reference to the Company's Annual Report
                      on Form 10-K for the year ended December 31, 1999.
               (3)    Incorporated by reference to the Company's Registration
                      Statement on Form S-4 (File No. 333-64047), as amended, as declared effective by the Commission on February 12, 1999.
               (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.
               (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.
               (6) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on April 23, 1998.
               (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
               (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
               (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.


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


               Date:   November 13, 2000